Form 10KSB
period 1996-12-31
IMATEC LTD
filed 1997-04-07
CIK 1004913

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
           ________
                         Commission File Number 0-21752

                                  IMATEC, LTD.
                 (Name of small business issuer in its charter)

        Delaware                                             11-3289398
     (State or other                                       (I.R.S. Employer
jurisdiction of incorporation)                            Identification No.)


   150 East 58th Street
   New York, New York                                            10155
  (Address of principal                                        (Zip Code)
     executive offices)

            (212) 826-0440
(Issuer's Telephone Number)
Securities registered under
Section 12(b) of the Exchange Act:

        Title of each class           Name of each exchange on which registered

                      None

Securities registered under
Section 12(g) of the Exchange Act:

        Title of each class           Name of each exchange on which registered

Common Stock, par value $.01 per share           Nasdaq SmallCap Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $ 0
                                                  ---
The aggregate market value of the voting stock held by non-affiliates, computed based upon the price at which the stock was sold on March 20, 1997, is $12,606,303.

The number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant as of March 20, 1997 was 3,735,201 shares.
                                        ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:

 Document                                                 Part of Form 10-KSB

                            Not Applicable

                                     PART I

ITEM 1.               DESCRIPTION OF BUSINESS

GENERAL

         The Company was formed in 1988 to develop, design, market, and license its proprietary technology, which enhances image reproduction by reducing distortion that normally occurs in the imaging process, for application in such markets as medical imaging, graphic arts, computers, cinematography, and television/video. Each application will be a system of hardware and software components (an "Imatec 20/20 System") expressly developed for a specific market. Based on the results of extensive testing, the Company has developed an Imatec 20/20 System for medical diagnostic imaging devices which is capable of improving the quality of film reproduction of images taken by medical diagnostic imaging devices such as magnetic resonance imaging ("MRI"), computerized tonography ("CT") and ultrasound scanners. The Imatec 20/20 System for medical diagnostic imaging devices achieves this goal regardless of the type of medical imaging film used which may result in cost savings to the user. The Company has also developed an Imatec 20/20 System for the medical field of teleradiology, which is the viewing of the same medical image on different monitor screens in separate locations. Although the first applications of the Company's technology have been for the medical diagnostic imaging field, which only require black and white reproduction, the Company recently began developing an Imatec 20/20 System designed to reduce distortions of reproduction of color images and which is intended to facilitate the Company's development of Imatec 20/20 Systems for non-medical imaging fields.

         The Company's technology is designed to objectively measure the image characteristics of an original image and compare it to its reproduced image, computing the existing tone and color distortions between the two images and correcting such distortions. Current imaging systems create reproductions that have distortions and are usually adjusted subjectively during the reproduction process. Aspects of the Company's technology are set forth in its patents which have been licensed by the Company from Dr. Hanoch Shalit, the Company's President and Chief Executive Officer. The Company has designed, built, and tested a prototype of a device incorporating the Imatec 20/20 System which can be used with MRI, CT, and ultrasound scanners.


  IMATEC 20/20 SYSTEMS

         Imatec 20/20 Systems are designed to improve a reproduced image so that it more closely resembles the original image in terms of tone and color. Presently, many image reproduction applications employ manual adjustments based on subjective assessment. The individual taking the image adjusts the image recording device (i.e., the camera) by adjusting the light intensity, exposure time, etc. The adjustment of these variables is based on the operator's subjective perceptions. In the medical imaging process, however, a number of variables, in addition to the subjective perceptions of the operator, influence the fidelity of the final image as compared to the original image. Such variables include ambient lighting conditions, photographic materials used, particular equipment characteristics, calibration, and equipment age. Imatec 20/20 Systems employ an objective measurement of image tone rather than subjective assessments of image and tone to reduce the distortion in the imaging process caused by these variables.

         When used in connection with an MRI, CT, or ultrasound scanner, the Imatec 20/20 System uses a photometer (an instrument that measures properties relating to light, especially luminous intensity) to measure the image tone characteristics that appear on the monitor screen of the medical imaging device via a test pattern representing the tone of such images. Thereafter, a densitometer (an instrument that measures the optical density of a film) measures the image tone characteristics of the same image as reproduced on film via a test pattern that represents the image as it appears on the film. Thereafter, the characteristics of the screen image and the film image are transferred to a computer which calculates the distortion function between the two images and the required correction function. This computed correction function is automatically transferred to a digital signal processor system that modifies the film image reproduction signal on a pixel-by-pixel basis to create an image reproduced on the film that more closely resembles the image and tone characteristics as set forth on the screen.

         This so-called closed loop system, which measures and compares the image tone characteristics set forth on the screen and the image tone characteristics reproduced on the film, adjusting for those variables that influence the reproduced image, can take one of two forms. The Imatec 20/20 System can be an add-on to MRI, CT, and ultrasound scanners. In such instances, the operator of the medical imaging device will be required to make adjustments each time a variable that influences the final picture is altered, such as a change in lighting conditions or the changing of the film. Alternatively, the Imatec 20/20 System can also be incorporated as a component of MRI, CT, and ultrasound scanners, in which event the Imatec 20/20 System can automatically adjust for any change in these variables.

BUSINESS STRATEGY

         The Company's strategy is (i) to license the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical imaging products, such as scanners, cameras, and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) to continue its research and development activities with respect to other applications of the Company's technology in the medical imaging field and for other imaging fields, such as graphic arts, computer, cinematography, and television/video. The precise scope and length of any license granted by the Company is anticipated to be dependent upon the overall nature of the license agreement and the remuneration to be received by the Company. The Company will simultaneously seek to license Imatec 20/20 Systems both as an add-on device for new and existing MRI, CT, and ultrasound scanners and as an enhancement to be included as a component of new MRI, CT, and ultrasound scanners. The Company does not presently intend to engage in any manufacturing, sales, distribution, or service activities with respect to its Imatec 20/20 Systems or products that incorporate the Company's technology, or provide technical service in connection therewith. The Company may assist a licensee in adapting the Company's technology or an Imatec 20/20 System and preparing a technical manual for any product that incorporates the Company's technology or Imatec 20/20 system, but will not engage in providing the actual technical assistance to end-users of any such product. In the event that the Company is unable to effectively license its technology or the Imatec 20/20 System, the Company may have to engage in manufacturing of products incorporating its technology or the Imatec 20/20 System.

MANUFACTURING, SALES, AND DISTRIBUTION

         The Company has no present intention to engage in the manufacturing, sales, or distribution process. In the event that due to the Company's inability to successfully license its technology or any Imatec 20/20 System the Company determined that it was necessary to manufacture, sell and distribute imaging products incorporating the Company's technology or Imatec 20/20 Systems, the Company would manufacture such products on a contract manufacturing or original equipment manufacturer (OEM) basis and have such products distributed by a network of independent regional distributors. The Company presently has an arrangement with an independent third party company that provides research and development services to the Company from time to time. Such third party also has pre-production and production capabilities. Consequently, since such third party is already familiar with the Company's technology, the Company would engage such third party on an OEM basis in the event that the Company was required to manufacture products. The Company presently does not have any relationship with any independent retail distributors.

MARKETING

         The Company intends to market its technology and Imatec 20/20 Systems by a variety of means, each of which is intended to facilitate the licensing of its technology and Imatec 20/20 Systems. The Company intends to attend industry trade shows in the United States where it believes it will gain additional exposure to potential licensees for its technology and Imatec 20/20 Systems. The Company also intends to seek to obtain awareness of Imatec 20/20 Systems through the publishing of articles by Dr. Shalit, the first of which were a series of articles commencing in November of 1996 in Medical Imaging, a trade magazine. The Company also intends to gain exposure as well as keep current of emerging and changing imaging standards by joining certain industry trade associations and where feasible, having representatives of the Company serve on various standards committees in the imaging field. The Company recently became a member of the National Electronic Manufacturers Association ("NEMA") which is an industry trade association for the medical imaging industry. In addition, Dr. Shalit is currently a full voting member of the Digital Imaging Communication in Medicine Committee ("DICOM"), a committee under the auspices of NEMA and the American College of Radiology that is responsible for creating standards in the image communication business. The Company has a vice president of marketing to coordinate all of the Company's marketing activities and may hire additional marketing personnel and consultants if required.

RESEARCH AND DEVELOPMENT

         In applying the Imatec 20/20 System designed for the medical diagnostic imaging field to other aspects of the medical imaging field, as well as in connection with developing Imatec 20/20 Systems for other fields, the Company intends to engage consultants and independent contractors from time to time to conduct research and development activities. The Company, in discreet instances, may acquire certain technologies that the Company believes enhance or further the application of the Company's technology or its Imatec 20/20 Systems to other imaging fields, although it will only effect such acquisitions in those instances where the Company believes that acquisition of such technologies is more economical and efficient than engaging in the research and development itself. The Company does not have any current arrangements or understandings at the present time to acquire any such technologies.

         The Company incurred $11,773 and $137,970 in research and development activities during the year ended December 31, 1995, and 1996, respectively.

COMPETITION

         The image enhancement field is subject to rapid and significant technological change that may render an Imatec 20/20 System, or products that incorporate the Company's technology, obsolete or incompatible with the machines they are intended to complement. In addition, such rapid changes may impose additional, unforeseen costs on the Company in that the Company may be required to modify its technology and Imatec 20/20 Systems to adapt to such changes. There can be no assurance that the Company will be able to successfully modify or upgrade its technology and Imatec 20/20 Systems as may be necessary on a timely basis, or at all.

         While the Company is not aware of any entities that build image enhancement devices that compete with the Company's technology or Imatec 20/20 Systems in the medical imaging field, there are a number of entities that are engaged in the research and development of image enhancement products. Some entities have, and other entities may in the future develop technologies or products that compete with the Company's technology or Imatec 20/20 Systems. Potential competitors of the Company include independent companies, universities, and public and private research organizations, most of which are well established and have substantially greater marketing, financial, technological, and other resources than the Company. In addition, the medical imaging field in particular is dominated by large, well established, highly capitalized corporations. There can be no assurance that competitors will not succeed in securing patents and/or developing technologies or products that are more effective than the Company's technology or Imatec 20/20 Systems, as a result of which the Company's technology or Imatec 20/20 Systems may become obsolete or noncompetitive.

LICENSE AGREEMENT

         The Company entered into a license agreement as of June 25, 1995 with Dr. Hanoch Shalit, the Company's Chairman of the Board of Directors, President, and Chief Executive Officer (the "License Agreement"). The License Agreement grants the Company the exclusive right to make, use, sell, and sublicense "Patentable Image Technology," which is defined in the License Agreement as the three United States patents and certain foreign patent applications. Under the terms of the License Agreement, Dr. Shalit received from the Company a one-time $350,000 payment in January 1996. Dr. Shalit is also entitled to receive a flat royalty fee of $140,000 per annum, payable in monthly installments of $11,667, for so long as the Company and any successor of the Company is in existence (the "Annual Royalty"); provided, however, that in the event that Dr. Shalit is no longer Chairman of the Board of Directors, President, and Chief Executive Officer for any reason whatsoever, but the Company or any successor of the Company continues in existence, the Annual Royalty shall automatically be increased to $250,000 per annum. Pursuant to the terms of the License Agreement, the Annual Royalty shall increase by 5% every year as long as the Company or any successor of the Company is in existence. The License Agreement also grants to the Company the exclusive right as to inventions made by Dr. Shalit in the course of his employment under his employment agreement with the Company. The Company's obligations to pay the Annual Royalty shall continue until the expiration of the License Agreement. The term of the License Agreement expires when the last licensed patent expires, whether in the United States or abroad. Under the License Agreement, the Company is obligated to use its reasonable best efforts to make, use, sell and sublicense to others the Patentable Image Technology.

INTELLECTUAL PROPERTY

         The Company presently intends to make all appropriate filings and registrations, or take all other actions the Company believes to be necessary, to obtain and protect all patents, trademarks, copyrights, tradenames, and all other intellectual property rights, if any, relating to the Company, although there can be no assurance that the Company will be able to effectively do so. In the event the Company is able to fully establish intellectual property rights with respect to the technology used by the Company, of which there can be no assurance, third parties may attempt to exercise alleged rights in any of their patents, trademarks, copyrights, or other intellectual property or appropriate any patents, trademarks, copyrights, or other intellectual property rights obtained by the Company, and the Company's failure or inability to adequately protect any of its intellectual property rights may have a material adverse effect on the Company. In addition, there can be no assurance that third parties will not be able to successfully assert a claim with regard to the Company's patents and/or the Imatec 20/20 Systems under their own intellectual property rights.

         The Company also requires all employees to sign non-disclosure, non-competition, confidentiality, and invention assignment agreements.

         Under the License Agreement, the Company has an exclusive, worldwide license from Dr. Shalit to make, use, sell and sublicense to others the Patentable Image Technology.

         The Company intends to seek to broaden its patent protection and the application of the Company's technology and Imatec 20/20 Systems to other markets. When seeking to apply the Company's technology to other markets, the Company most likely will first design a research prototype of an Imatec 20/20 System for such market to test the technology in the laboratory. Thereafter, a production prototype of such Imatec 20/20 System will be constructed for testing at a beta, or third party, site. After successful beta testing, the Company will then seek to market the Imatec 20/20 System and/or license the underlying technology.

FDA CLEARANCE

         The United States Food and Drug Administration (the "FDA") employs a rigorous system of regulations and requirements governing the clearance processes for medical devices, requiring, among other things, the presentation of substantial evidence, including clinical studies, establishing the safety and efficacy of new medical devices. The principal methods by which FDA clearance is obtained are pre-market approval ("PMA"), which is for products that are not comparable to any other product in the market, or filing a pre-market notification under Section 510(k) ("510(k)") of the Federal Food, Drug and Cosmetic Act which is for products that are substantially equivalent to products that have already received FDA clearance. Although both methods may require clinical testing of the products in question under an approved protocol, because PMA clearance relates to more unique, invasive, and/or potentially higher risk products, the PMA procedure is more complex and time consuming. Applicants utilizing the 510(k) procedure must prove that the products for which clearance is sought are substantially equivalent to products on the market prior to the Medical Device Amendments of 1976, or products approved thereafter pursuant to the 510(k) procedure. The review period for a 510(k) application is approximately ninety (90) days from the date of filing the application, although there can be no assurance that the review period will not extend beyond such a period.

         Under the PMA procedure, the applicant is required to conduct substantial clinical testing to determine the safety, efficacy, and potential hazards of the product. The review period under a PMA application is one hundred eighty (180) days from the date of filing, and the application is not automatically deemed cleared if not rejected during that period. The preparation of a PMA application is significantly more complex, expensive, and time consuming than the 510(k) procedure. Further, the FDA can request additional information, which can prolong the clearance process.

         In order to conduct human clinical studies for any medical procedure proposed for the Company's products, the Company, or a licensee of the Company's technology or Imatec 20/20 System for medical imaging applications, as the case may be, could also be required to obtain an investigational device exemption ("IDE") from the FDA or Institutional Review Board (the "IRB") which would further increase the time before potential FDA clearance. In order to obtain an IDE, the Company or a licensee, as the case may be, may be required to submit an application to the FDA or IRB, including a complete description of the product and detailed medical protocols that would be used to evaluate the product. In the event an application were found to be in order, an IDE would ordinarily be granted promptly thereafter.

EMPLOYEES

         As of December 31, 1996, the Company had four full-time employees, Dr. Hanoch Shalit who serves as the Company's Chairman of the Board of Directors, President, and Chief Executive Officer, James A. Smith who serves as the Company's Chief Financial Officer, Lawrence P. Kollender, who serves as Vice President of Sales and Marketing, and one administrative assistant. The Company also employs two part-time consultants, consisting of one computer programmer and one electronic engineer. The Company believes that its relations with its employees are good.

ITEM 2.           DESCRIPTION OF PROPERTY

         On January 31, 1996, the Company entered into a three (3) year lease for approximately 2,048 square feet for its principal executive offices at 150 East 58th Street, New York, New York 10155 pursuant to which the Company pays rent of approximately $5,600 per month. Dr. Hanoch Shalit, the Company's President and Chief Executive Officer, has personally guaranteed the payments to be made under such lease. Such lease expires on January 31, 1999.

ITEM 3.           LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company is a party or adverse determination in which would have a material adverse effect on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Price Range of Common Stock

         The common stock, par value $ .0001 per share (the "Common Stock"), and the redeemable warrants (the "Redeemable Warrants") of the Company commenced trading on the Nasdaq NATIONAL Market on October 29, 1996 under the symbols "IMEC" and "IMECW," respectively. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock and the Redeemable Warrants as reported by the Nasdaq SmallCap Market.

                                                                    Common Stock                     Redeemable Warrants
                                                                    ------------                     -------------------
                         Period                               High                  Low          High                  Low
                         ------                               ----                  ---          ----                  ---
1996     Fourth Quarter (from October, 1996)                 $6.75                $4.25         $3.125               $1.00
----

1997     First Quarter (through March 20,                    $6.50                $3.375        $3.25                $0.6875
----     1997)


         On March 20, 1997, the closing sale price of the Common Stock was $3.375 and the closing sale price for the Redeemable Warrants was $1.75.

         As of February 28, 1997, there were 61 holders of record of the Common Stock and 52 holders of record of the Redeemable Warrants.

         DIVIDEND POLICY

                  The Company has never paid cash or other dividends and does not expect to pay any cash or other dividends in the foreseeable future with respect to the Common Stock. The Company's future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, and other factors considered relevant by the Company's Board of Directors. The Company presently intends to retain any earnings which the Company may realize in the foreseeable future to finance the growth of the Company.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATIONS

         The Company was organized on November 17, 1988 and is in the development stage. To date, the Company's activities have primarily consisted of research and development activities with respect to the development of the Company's technology and an Imatec 20/20 System for the medical diagnostic imaging field. During this time, the Company has received only minimal revenues from limited non-recurring consulting activities. The Company believes, based upon its internal budgets, that the Company's available cash resources, including the net proceeds of the initial public offering of securities of the Company in October 1996, will be sufficient for the Company (i) to engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, (iii) to continue research and development activities with respect to other applications of the Company's technology in the medical imaging field and in other imaging fields, such as graphic arts, computer, cinematography and television/video, and (iv) otherwise conduct its operations at least through the year ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage, and, primarily as a consequence of expenses incurred in connection with research and development activities, at December 31, 1995 and 1996 the Company had an accumulated stockholders' deficit of $1,280,109 and $3,352,727 respectively. The Company has continued to incur losses since December 31, 1996.

         To date, the Company has financed its operations principally from the sale of securities and loans. In 1991, the Company issued an aggregate of 55,250 shares of Common Stock to an investor for aggregate gross proceeds of $500,000. In 1994, the Company issued an aggregate of 12,615 shares of Common Stock to two investors for aggregate gross proceeds of $114,224.

         In the second and third quarters of 1995, the Company borrowed an aggregate principal amount of $175,000 from five non-affiliated, accredited investors pursuant to one year promissory notes. All of these investors converted their respective loans into Units in the Bridge Financing (as hereinafter defined).

         On November 30, 1995, the Company effected the initial closing (the "First Closing") of a private placement (the "Bridge Financing") pursuant to which it sold an aggregate of 37 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (a) a 10% promissory note (the "Note") in the principal amount of $50,000, which was repaid in November 1996 with a portion of the net proceeds of the initial public offering of securities of the Company (the "Initial Public Offering") in accordance with the terms of the Note, (b) 6,897 shares of Common Stock, and (c) 50,000 warrants (the "Bridge Warrants") exercisable at $1.00 per share. See "Description of Securities." The Company received gross proceeds from the sale of the 37 Units in the First Closing of $1,850,000, pursuant to which it issued an aggregate of 255,194 shares of Common Stock and 1,850,000 Bridge Warrants. The investors in the First Closing received financial statements from the Company which did not properly account for the Company's research and development costs. As a result thereof, the Company circulated revised financial statements and gave recission offers to all of the investors in the First Closing, only one of whom accepted such recission offer. All of the other investors in the First Closing affirmatively chose not to rescind. On April 12, 1996, the Company effected a second closing of the Bridge Financing (the "Second Closing") pursuant to which it received an additional $2,150,000 in gross proceeds for which it issued an aggregate of 43 Units (consisting of notes in the aggregate principal amount of $2,150,000), 296,591 shares of Common Stock, and 2,150,000 Bridge Warrants. The aggregate net proceeds from the Bridge Financing were approximately $3,230,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 551,785 shares of Common Stock (including 25 shares of Common Stock which resulted from rounding to the nearest whole share in connection with the purchase of fractional units) and 4,000,000 Bridge Warrants. The Company used the net proceeds from the Bridge Financing (i) to make a one-time payment of $350,000 to the Company's Chairman of the Board of Directors, President, and Chief Executive Officer, Dr. Hanoch Shalit, pursuant to the License Agreement and (ii) for marketing and working capital purposes.

         In connection with the issuance of Notes with an aggregate principal amount of $4,000,000, 551,785 shares of Common Stock and 4,000,000 Bridge Warrants in the Bridge Financing, the Company recorded an original issue discount of $1,503,570 based upon the allocation of the relative fair market value of the Notes, Bridge Warrants, and shares of the Common Stock included in the Units on the date of issuance. The Company incurred approximately $664,000 of offering costs related to the Bridge Financing, of which approximately $415,000 was allocated to deferred debt issuance costs with the remainder allocated to paid-in capital of the shares of Common Stock and Bridge Warrants issued therein. The original issue discount was amortized over the term of the Notes as interest expense.

         In October 1996, in order to comply with listing requirements of the Nasdaq Market, the Company restructured the Bridge Financing (the "Bridge Financing Restructuring"). Accordingly, all of the investors in the Bridge Financing (the "Bridge Investors") were given the choice to either (i) convert on the closing date of their entire principal and accrued interest into shares of Common Stock at the rate of $4.00 per share, retain the Bridge Warrants, and return all of the shares of Common Stock that they received in the Bridge Financing ("Option A"), or (ii) upon the closing of the Initial Public Offering receive a one time payment equal to 50% of the principal amount of their Note, not receive any accrued interest whatsoever, and return all of the Bridge Warrants and Common Stock that they received in the Bridge Financing ("Option B"). Bridge Investors owning an aggregate of 38 Units elected Option A and Bridge Investors owning an aggregate of 41 Units elected Option B. The Bridge Investor representing the remaining one (1) Unit who failed to choose either Option A or Option B as of March 1, 1997 was deemed to have chosen Option A by the Company, and the Company canceled on its books and records the Common Stock issued to him in the Bridge Financing. Consequently, the Bridge Financing was restructured such that, upon the closing of the Initial Public Offering the Company repaid an aggregate of $1,025,000 of principal amount of Notes with respect to those investors who chose Option B. The balance of the principal amount of the Notes issued in the Bridge Financing, and all accrued interest thereon, has been forgiven and will not be repaid. In addition, the Company issued upon the closing of the Initial Public Offering an aggregate of 525,201 shares of Common Stock and 1,950,000 Bridge Warrants to those Bridge Investors who chose Option A. The balance of 2,050,000 Bridge Warrants and all 551,785 shares of Common Stock issued in the Bridge Financing were returned to the Company upon the closing of this Offering.

         In connection with the Bridge Financing Restructuring, the Company (i) wrote-off $726,602 of unamortized loan discount and $167,593 of deferred loan costs, and, (ii) recognized income of $1,164,712 from the forgiveness of indebtedness.

         On November 1, 1996, the Company consummated the initial public offering of securities of the Company pursuant to which the Company sold an aggregate of 1,000,000 shares of Common Stock and 4,000,000 Redeemable Warrants for aggregate gross proceeds of $6,000,000.

         On November 8, 1996, the Company consummated a sale of 600,000 Redeemable Warrants included in the underwriter's over-allotment option for aggregate gross proceeds of $150,000.

         The Company believes that the net proceeds of the Initial Public Offering will be sufficient for the Company to sustain its operations and implement its business plan through at least December 31, 1997, although there can be no assurance that such net proceeds will be sufficient to finance the Company's operations for such period.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1996, the Company had net operating loss carryforwards under Section 172 of the Internal Revenue Code, as amended (the "Code"), of approximately $900,000 for Federal income tax purposes which may be used to offset future taxable income through 2011.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company adopted SFAS No. 121 as of January 1, 1996 and such adoption did not have a material effect on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) recently issued by FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. At the present time, the Company has not adopted SFAS No. 123 because the Company has not engaged in any transactions involving stock-based compensation subsequent to December 15, 1995.

ITEM 7.           FINANCIAL STATEMENTS

         See Page F-1 hereof for the Financial Statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT

         Directors and Officers

         The names and ages of the directors and executive officers of the Company are set forth below.


            Name                      Age                                   Position Held
            ----                      ---                                   -------------
Dr. Hanoch Shalit                      43           Chairman of the Board of Directors, President, Chief
                                                    Executive Officer, and Secretary
James A. Smith                         44           Chief Financial Officer
Steven Ai                              42           Director
Neal Factor                            45           Director
Simon Cross                            45           Director
Lawrence P. Kollender                  56           Vice President -- Sales and Marketing

         The Company has agreed with Dr. Shalit that he shall be entitled to a nominee on the Board of Directors until the expiration date of the last of the Company's patents. The Company has also agreed with the Underwriter that, for the period terminating on October 29, 2001, that it will use its best efforts to cause one individual designated by the A.S. Goldmen & Co., Inc., the underwriter of the Initial Public Offering, and acceptable to the Company to be elected to the Board of Directors, which individual may be a director, officer, employee, or affiliate of such underwriter. Directors serve until the next annual meeting of stockholders and the election and qualification of their successors. Directors will not receive any compensation for serving on the Board of Directors. The officers are appointed by the directors and serve, subject to existing employment agreements, at the discretion of the Board of Directors. There are no family relationships among any Directors or executive officers.

         Dr. Hanoch Shalit founded the Company in November 1988 and has been its Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary since inception. From September 1982 until June 1987 Dr. Shalit was employed as a senior chemist with Chemco Photo Products, a private imaging company. From June 1987 until November 1988, Dr. Shalit was employed by the FONAR Corporation, a public imaging company where he was the President of the Photographic Sciences Division in charge of production, sales, and service for the FONAR Corporation's photographic products. Dr. Shalit earned a B.S. (Honors) in the Sciences of Photography from the Polytechnic of Central London (now know as University of Westminster) in Great Britain in 1978 and a Ph.D. in Physics from the University of London in 1981.

         James A. Smith has been the Company's Chief Financial Officer since September 24, 1996. From November 1992 until September 1996, Mr. Smith was the controller of Ferrara Food

Company, a public wholesale food company located in East Brunswick, New Jersey. From June 1995 until November 1995, Mr. Smith also served as a financial consultant to William Greenberg Desserts & Cafes, Inc., a public company located in New York City. From September 1990 to August 1992, Mr. Smith was the Vice President of Finance and Chief Financial Officer of Ambico, Inc., a private wholesale electronics distribution company located in Norwood, New Jersey.

         Steven Ai has been a director of the Company since November 30, 1995. Since 1992, Mr. Ai has been the President of City Mill Co., Ltd., a private company located in Honolulu, Hawaii, which owns and operates a chain of retail home product stores. Prior to 1992, Mr. Ai was a manager with the public accounting firm of KPMG Peat Marwick.

         Mr. Neal Factor has served as a director of the Company since November 30, 1995. Mr. Factor has maintained a private law practice in New York City principally in the areas of corporate and commercial law since 1979. Mr. Factor has represented the Company since inception and receives compensation from the Company for his legal services. See "Certain Transactions."

         Simon Cross has served as a director of the Company since July 15, 1996 and has served as Vice President - Marketing and Sales since January 6, 1997. From February 1993, Mr. Cross was the general manager of Shackman Instruments, a private company located in the United Kingdom which designs and manufactures identification cameras and associated security systems. From May 1992 to February 1993, Mr. Cross was the sales and marketing manager of Techspan Systems plc, a private company located in the United Kingdom which specializes in computer controlled large scale electronic displays. From June 1990 to May 1992, Mr. Cross was the director of X-Tek Systems Ltd., a private company located in the United Kingdom which develops and manufactures high definition microfocus x-ray systems for industrial inspection.

         Mr. Lawrence P. Kollender had served as Vice President for Sales and Marketing through the term of his employment agreement, which expired December 31, 1996, and was not renewed.


COMMITTEES OF THE BOARD OF DIRECTORS

         On December 17, 1996, the Company established two committees of the Board of Directors, an Audit Committee and a Compensation Committee.

         The Audit Committee shall review the engagement of the independent accountants, review and approve the scope of the annual audit undertaken by the independent accountants, and review the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The members of the Audit Committee are Messrs. Ai and Factor. The Audit Committee did not meet during the year ended December 31, 1996.

         The Compensation Committee shall review executive compensation issues. The members of the Compensation Committee are Messrs. Factor and Cross. The Compensation Committee did not meet during the year ended December 31, 1996.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1996 and 1995 of the Chief Executive Officer of the Company at December 31, 1996. No other executive officers of the Company received over $100,000 in compensation in the form of salary and bonus for the year ended December 31, 1996.

         The following table sets forth the cash compensation paid by the Company to executive officers of the Company for the years ended December 31, 1994, 1995, and 1996.

                                            SUMMARY COMPENSATION TABLE
                                                Annual Compensation


                                              Annual Compensation                                Long Term Compensation
                                              -------------------                                ----------------------

        Name and           Year     Salary        Bonus       Other Annual     Restricted     Options    Long Term       All Other
                           ----     ------        -----       ------------     ----------                ---------       ---------
   Principal Position                                         Compensation       Stock         SARs      Incentive     Compensation
   ------------------                                         ------------       -----         ----      ---------     ------------
                                                                                Award(s)                Plan Payouts
                                                                                --------                ------------


Dr. Hanoch Shalit,         1996     $61,500      US$0(2)          -               -             -           -               -
   Chairman of the Board of
    Directors, President,
    Chief Executive Officer,
    and Secretary
                           1995     $60,000(1)     0(2)           -               -             -           -               -
                           1994     $24,258        -              -               -             -           -               -

--------------------

(1) Pursuant to his employment agreement, Dr. Shalit's salary is payable at the rate of $60,000 per calendar year. However, for the calendar year ended December 31, 1995, Dr. Shalit received less than $60,000 because his employment agreement did not become effective until July 1, 1995. See "Management -- Employment Agreements."

(2) Pursuant to his employment agreement, Dr. Shalit is entitled to receive a bonus equal to $10,000 for every $1,000,000 of gross annual sales received by the Company. See "Management -- Employment Agreements."

EMPLOYMENT AGREEMENTS

         Effective July 1, 1995, the Company entered into a five-year employment agreement with Dr. Hanoch Shalit, the Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary of the Company. Under his employment agreement, Dr. Shalit is to serve as the Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and receive an annual base salary of $60,000, which shall increase at the rate of 5% per annum, plus benefits. Dr. Shalit is also entitled to receive a bonus of $10,000 for every $1,000,000 of gross annual sales received by the Company. In addition, Dr. Shalit's employment agreement provides that, during the term of such employment agreement, he shall not compete with the Company in the United States or Canada or disclose, without the Company's consent, confidential information that has been or will be disclosed to him by the Company. Dr. Shalit's employment with the Company shall terminate upon his death or disability, the Company no longer being involved in the imaging technology business, the bankruptcy of the Company or the Company having been merged into or acquired by another company. Furthermore, Dr. Shalit's employment may be terminated by the Company for

"cause," which is defined as either dishonesty detrimental to the best interests of the Company or wilful disloyalty to the Company.

         Effective September 24, 1996, the Company entered into a five-year employment agreement with Mr. James A. Smith, the Chief Financial Officer of the Company. Under his employment agreement, Mr. Smith is to serve as the Company's Chief Financial Officer and receive an annual salary of $95,000, plus benefits. In addition, Mr. Smith's employment agreement provides that, during the term of his employment agreement and for three years thereafter, he shall not compete with the Company or disclose, without the Company's consent, confidential information that has been or will be disclosed to him by the Company. Mr. Smith's employment agreement may be terminated by the Company for any cause or no cause.

         A one year employment agreement between the Company and Mr. Lawrence P. Kollender, who serves as the Company's Vice President of Marketing and Sales, expired in January 1997 and was not renewed.

         The Company is the sole beneficiary of a "key man" life insurance policy on the life of Dr. Hanoch Shalit in the amount of $1 million.

INDEMNIFICATION AGREEMENTS

         The Company has entered into an Indemnification Agreement with each of its Directors and officers, and intends to enter into such an agreement with any officer, employee, agent, or fiduciary designated by the Board of Directors (in each case, an "Indemnified Party"), which provides that the Company indemnify the Director or other party thereto to the fullest extent permitted by applicable law. The agreement includes indemnification, to the extent permitted by applicable law, against expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by the Indemnified Party in connection with any civil or criminal action or administrative proceeding arising out of the Indemnified Party's performance of his duties as a Director, officer, agent, or fiduciary of the Company. Such indemnification is available if the Indemnified Party acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

         Under the Indemnification Agreement, the entitlement of an Indemnified Party to indemnification will be determined by a majority vote of a quorum of disinterested Directors, or if such quorum is not obtainable, either by independent counsel or by the stockholders of the Company, as determined by such disinterested Directors. If a change of control of the Company has occurred, the entitlement of such Indemnified Party shall be determined by independent counsel to the Company, unless such Indemnified Party requests that either the Board or the stockholders make such determination. Each Indemnification Agreement requires the Company to advance litigation expenses at the request of the Indemnified Party who is a party thereto whether prior to or after final resolution of a proceeding, provided that he undertakes to repay such advances if it is ultimately determined that he is not entitled to indemnification for his expense. The advance of litigation expenses will therefore be mandatory upon satisfaction of certain conditions by the Indemnified Party.

         The Company has obtained officers' and directors' liability insurance which provides for a maximum of $2,000,000 of coverage, subject to a $50,000 corporate reimbursement per occurrence payable by the Company. Any payments made by the Company under an Indemnification Agreement which are not covered by the insurance policy may have an adverse impact on the Company's earnings.

STOCK OPTION PLAN

         In February 1996, the Board of Directors of the Company adopted and the stockholders of the Company subsequently approved, the adoption of the Company's 1996 Stock Option Plan ("Stock Option Plan"). The purpose of the Stock Option Plan is to enable the Company to encourage key employees, officers, Directors, and consultants to contribute to the success of the Company by granting such individuals and Directors nonqualified "stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended ("ISOs").

         The Stock Option Plan will be administered by the Compensation Committee of the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients and vesting of grants and the number of shares to be subject to such options.

         The Stock Option Plan provides for the granting of options to purchase shares of Common Stock at an exercise price to be determined by the Board of Directors or the Committee. Notwithstanding the foregoing, the Company has agreed with A.S. Goldmen & Co., Inc., the underwriter of the Initial Public Offering, that for a period of 18 months after the date of the Initial Public Offering, the Company will not grant any stock option having an exercise price less than the greater of the fair market value of the Common Stock on the date of the grant or the Initial Public Offering price per share of Common Stock.

         The total number of shares with respect to which options may be granted under the Stock Option Plan is 500,000.

         Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash, in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations.

         The Stock Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Stock Option Plan may not be amended to increase the number of shares subject to the Stock Option Plan, change the class of persons eligible to receive options under the Stock Option Plan or materially increase the benefits of participants.

         At March 1, 1997, no options had been granted under the Stock Option Plan. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth information as of December 31, 1997, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each officer and director, and (iii) all officers and directors as a group.

                                                                 Shares Beneficially Owned (1)
                                                                 -----------------------------
Name and Address of Beneficial Owner                           Number                  Percentage
------------------------------------                           ------                  ----------

Dr. Hanoch Shalit(2).......................                  847,732(3)                    22.7%
James A. Smith(2)..........................                        0                          0
Carmello Cotrino
  8 Homsted Circle
  Marlboro, NJ 07746.......................                  663,000                       17.8
Steven Ai
  c/o City Mill Co., Ltd.
  600 Nimits Highway
  Honolulu, Hawaii 96817..................                    41,833(4)                     1.0
Neal Factor
  36 W. 44th Street,
  Suite 1111
  New York, New York 10036.................                        0                          0
Simon Cross
  c/o Imatec, Ltd.
  150 E. 58th Street
  New York, New York 10155.................                        0                          0
Officers and  directors as a group                           975,050                       26.1

  (6 persons)..............................
 -----------
(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all Ordinary Shares shown as beneficially owned by them.

(2) The address of each of the referenced individuals is c/o the Company, 150 East 58th Street, New York, New York 10155.

(3) The share ownership of Dr. Hanoch Shalit includes 12,615 shares of Common Stock, consisting of 2,818 shares of Common Stock held by Richard Carey and 9,797 shares of Common Stock held by Mr. Jim Jaeger, each a founding stockholder of the Company, pursuant to an agreement dated November 9, 1993 among Dr. Shalit and Messrs. Carey and Jaeger, in which Messrs. Carey and Jaeger assigned the voting rights of such 12,615 shares of Common Stock to Dr. Shalit. Accordingly, Dr. Shalit may be deemed to beneficially own such 12,615 shares of Common Stock, although Dr. Shalit is not entitled to receive any dividends with respect to such shares of Common Stock and has no power of disposition over such shares of Common Stock, or the right to any proceeds from any disposition of such shares of Common Stock.

(4) Includes 36,833 shares of Common Stock beneficially owned by Steven Ai and held by The Revocable Trust of David C. Ai, dated July 24, 1985, as restated, of which Steven Ai serves as Chairman and, along with two other individuals, is a trustee. Also includes 5,000 shares of Common Stock owned by Steven Ai individually.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Neal Factor, a director of the Company and an attorney who has represented the Company since inception, charged the Company legal fees of approximately $31,000 and $63,000 in 1995 and 1996, respectively.

   The Company entered into the License Agreement as of June 25, 1995 with Dr. Hanoch Shalit, the Company's Chairman of the Board of Directors, President, and Chief Executive Officer. The License Agreement grants the Company the exclusive right to make, use, sell and sublicense "Patentable Image Technology," which is defined in the License Agreement as the three United States Patents and certain foreign patent applications. Under the terms of the License Agreement, Dr. Shalit received from the Company a one-time $350,000 payment in January 1996. Dr. Shalit is also entitled to receive a flat royalty fee of $140,000 per annum, payable in monthly installments of $11,667, for so long as the Company and any successor of the Company is in existence (the "Annual Royalty"); provided, however, that in the event that Dr. Shalit is no longer Chairman of the Board of Directors, President, and Chief Executive Officer of the Company for any reason whatsoever, but the Company or any successor of the Company continues in existence, the Annual Royalty shall automatically be increased to $250,000 per annum. Pursuant to the terms of the License Agreement, the Annual Royalty shall increase by 5% every year as long as the Company or any successor of the Company is in existence. The License Agreement also grants to the Company the exclusive right as to inventions made by Dr. Shalit in the course of his employment under his employment agreement with the Company. The Company's obligations to pay the Annual Royalty shall continue until the expiration of the License Agreement. The term of the License Agreement expires when the last licensed patent expires, whether in the United States or abroad. Under the License Agreement, the Company is obligated to use its reasonable best efforts to make, use, sell and sublicense to others the Patentable Image Technology.

         Each of the transactions between the Company and Mr. Neal Factor and between the Company and Dr. Hanoch Shalit was made on terms no less favorable to the Company than those that were available from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


   Exhibit No.                                                      Exhibit
   -----------                                                      -------

            1.1(4) Revised Form of Underwriting Agreement by and between the Company and A.S. Goldmen & Co., Inc.

            1.2(4) Revised Form of Underwriter's Warrant Agreement, including form of specimen certificate for Underwriter's Warrant.

            3.1(2)  Certificate of Incorporation of the Company.

            3.2(2)  By-Laws of the Company.

            4.1(3)  Form of Specimen certificate for shares of Common Stock.

            4.2(4) Revised Form of Redeemable Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, including a form of specimen certificate for the Redeemable Warrants.

           10.1(3) Form of Financial Advisory and Consulting Agreement by and between the Company and the Underwriter.


           10.2(2) Employment Agreement by and between the Company and Dr. Hanoch Shalit.

           10.3(1) Employment Agreement by and between the Company and Lawrence Kollender.

           10.4(4) Employment Agreement by and between the Company and James A. Smith.

           10.5(3) License Agreement by and between the Company and Dr. Hanoch Shalit as amended.

           10.6(3) Form of Indemnification Agreement entered into with officers and directors.

           10.7(2) Lease for the Company's principal offices located at 150 E. 58th Street, New York, NY 10155.

           10.8(3)  Form of Stock Option Plan.

           16.1(3) Letter from Present, Cohen, Smallowitz & Glassman regarding change in certifying accountants.

              24.1  Consent of Most Horowitz & Company, LLP.
----------
(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated May 13, 1996.

(2) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated May 13, 1996 and Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated June 24, 1996.

(3) Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated June 24, 1996.

(4) Incorporated by reference to the corresponding exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated October 11, 1996. *****

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMATEC, LTD.



                                         By:_____________________________
                                           Hanoch Shalit
                                           Chairman of the Board of
                                           Directors, President,
                                           and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Name                                            Title                               Date
                  ----                                            -----                               ----


_________________________                  Chairman of the Board of Directors,                   March 27, 1997
Hanoch Shalit                              President, and Chief Executive Officer



_________________________                  Chief Financial Officer                               March 27, 1997
James A. Smith


_________________________                  Director                                              March 27, 1997
Steven Ai



_________________________                  Director                                              March 27, 1997
Neal Factor



_________________________                  Director                                              March 27, 1997
Simon Cross


                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS


                                      INDEX


INDEPENDENT AUDITORS' REPORT                                                                 F-2

BALANCE SHEET - December 31, 1995 and 1996                                                   F-3

STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to December 31, 1996
  (Cumulative), years ended December 31, 1995 and 1996                                       F-4

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY -
  November 17, 1988 (Inception) to December 31, 1996                                         F-5

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to December 31, 1996
  (Cumulative), years ended December 31, 1995 and 1996                                       F-6

NOTES TO FINANCIAL STATEMENTS                                                         F-7 - F-13


                                                              February 11, 1997



Stockholders and Board of Directors
Imatec, Ltd.
New York, New York

                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying balance sheet of Imatec, Ltd. (A Development Stage Enterprise) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 1995 and 1996 and November 17, 1988 (Inception) to December 31, 1996 (Cumulative). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imatec, Ltd.
(A Development Stage Enterprise), as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996 and November 17, 1988 (Inception) to December 31, 1996 (Cumulative) in conformity with generally accepted accounting principles.


                                               /s/ Most Horowitz & Company, LLP
                                               --------------------------------
                                                   Most Horowitz & Company, LLP

New York, New York

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                     ASSETS


                                                                     December 31,
                                                             -------------------------------
                                                             1995                       1996
                                                             -----                      ----

CURRENT ASSETS
     Cash (Note 4)                                          $   31,151                $  510,713
     Marketable securities (Note 5)                          1,350,852                 4,702,315
     Other current assets                                        9,715                   144,613
                                                            ----------                ----------

        TOTAL CURRENT ASSETS                                 1,391,718                 5,357,641

FIXED ASSETS (net of accumulated depreciation of $12,803)                                117,596
DEFERRED DEBT ISSUANCE COSTS (Note 3)                          204,999
DEPOSIT                                                                                   17,920
                                                            ----------                ----------


        TOTAL ASSETS                                         $1,596,717                $5,493,157
                                                             ==========                ==========


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 9)         $  412,735                 $  96,326

BRIDGE NOTES PAYABLE (Note 3)                                1,220,763
OTHER NOTES PAYABLE (Note 6)                                    50,000
                                                            ----------                ----------
        TOTAL LIABILITIES                                    1,683,498                    96,326
                                                            ----------                ----------


COMMITMENTS AND CONTINGENCY (Notes 3, 9, 10, and 12)

STOCKHOLDERS' (DEFICIT) EQUITY (Note 3)
    Preferred stock, $.0001 par value; authorized --
       2,000,000 shares; issued and outstanding -- none
    Common stock, $.0001 par value; authorized -- 20,000,000
       shares; issued and outstanding -- 2,472,091 and
       3,735,201 in 1995 and 1996, respectively                    247                       373
    Additional paid-in capital                               1,193,081                 8,749,185
    Deficit accumulated during the development stage        (1,280,109)               (3,352,727)
                                                            ----------                ----------


        TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                   (86,781)                5,396,831
                                                            ----------                ----------


        TOTAL LIABILITIES AND
           STOCKHOLDERS' (DEFICIT) EQUITY                    $1,596,717               $5,493,157
                                                             ==========               ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS




                                                                                        November 17, 1988
                                                      Years Ended December 31,            (Inception) to
                                                      --------------------------         December 31, 1996
                                                      1995                  1996            (Cumulative)
                                                      ----                  ----        ------------------


INCOME - consulting fees                                                                     $  133,973
                                                                                             -----------

EXPENSES
     Royalties (Note 9)                               ($420,000)          ($  144,084)          (564,084)
     Research and development                           (11,773)             (137,970)          (475,359)
     General and administrative                        (163,682)             (920,705)        (1,519,318)
                                                      ---------           -----------        -----------

         TOTAL EXPENSES                                (595,455)           (1,202,759)        (2,558,761)
                                                      ---------           -----------        -----------

         LOSS FROM OPERATIONS                          (595,455)           (1,202,759)        (2,424,788)

INTEREST EXPENSE AND AMORTIZATION
    AND WRITE-OFF OF DISCOUNT AND DEBT
    ISSUANCE COSTS (Note 3)                             (72,596)           (2,138,804)        (2,211,400)
INTEREST INCOME                                           5,457               104,233            118,749
                                                      ---------           -----------        -----------

         LOSS BEFORE EXTRAORDINARY INCOME              (662,594)           (3,237,330)        (4,517,439)

EXTRAORDINARY INCOME FROM
     FORGIVENESS OF INDEBTEDNESS (Note 3)                                   1,164,712          1,164,712
                                                      ---------           -----------        -----------

         NET LOSS                                     ($662,594)          ($2,072,618)       ($3,352,727)
                                                      =========           ===========        ===========


AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING (Note 2)                             3,896,379             4,415,123          4,162,017
                                                      =========           ===========        ===========


LOSS PER COMMON SHARE
     Loss before extraordinary income                     ($.17)                ($.73)            ($1.09)
     Extraordinary income                                                         .26                .28
                                                      ---------           -----------        -----------


         NET LOSS                                         ($.17)                ($.47)             ($.81)
                                                      =========           ===========        ===========








                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
               NOVEMBER 17, 1988 (INCEPTION) TO DECEMBER 31, 1996




                                                                                         Deficit
                                                                                       Accumulated
                                               Common Stock              Additional     During the
                                          -----------------------          Paid-In      Development
                                          Shares           Amount          Capital        Stage           Total
                                         ----------       --------       -----------   ------------     ---------

Issuance of shares                       1,105,000          $111          $    889                       $  1,000
Contribution of shares                     (82,875)           (8)                8
Issuance of shares                          55,250             5           499,995                        500,000
Issuance of shares                          27,625             3                (3)
Contribution of shares                     (12,615)           (1)                1
Issuance of shares                          12,615             1           114,223                        114,224
Net loss for the period inception to
    December 31, 1994                                                                   ($ 617,515)      (617,515)
                                           ---------        ----          --------       ---------      ---------

          Balance - December 31, 1994     1,105,000          111           615,113       (617,515)         (2,291)


Issuance of shares                        1,105,000          110                                              110
Issuance of shares and warrants in
   bridge financing                         262,091           26           714,156                        714,182
Expenses of bridge financing                                              (136,188)                      (136,188)
Net loss for the year ended
    December 31, 1995                                                                    (662,594)       (662,594)
                                           ---------        ----          --------       ---------      ---------


          Balance - December 31, 1995     2,472,091          247         1,193,081      (1,280,109)       (86,781)

Cancellation of shares of bridge
    financing                                (6,897)          (1)          (16,973)                       (16,974)
Issuance of shares and warrants in
   bridge financing                         296,591           30           808,152                        808,182
Expenses of bridge financing                                              (118,535)                      (118,535)
Issuance of shares and warrants in
   public offering                        1,000,000          100         6,149,950                      6,150,050
Expenses of public offering                                             (1,367,163)                    (1,367,163)
Cancellation of shares of bridge
    financing restructuring                (551,785)         (56)                                             (56)
Issuance of shares in bridge
   financing restructuring                  525,201           53         2,100,673                      2,100,726
Net loss for the year ended
    December 31, 1996                                                                  (2,072,618)     (2,072,618)
                                           ---------        ----          --------     ----------      ---------


          Balance - December 31, 1996     3,735,201         $373        $8,749,185    ($3,352,727)     $5,396,831
                                          =========         ====        ==========     ==========      ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS



                                                                                                               November 17, 1988
                                                                            Years Ended December 31,           (Inception) to
                                                                         ------------------------------        December 31, 1996
                                                                             1995               1996              (Cumulative)
                                                                         ------------         ---------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             ($ 662,594)     ($2,072,618)           ($3,352,727)
         Adjustments to reconcile net loss to net cash used in
             operating activities
                Amortization and write-off of discount and debt
                      issuance costs                                          52,147        1,862,343              1,914,490
                Depreciation and other amortization                                            12,803                 13,660
                Forgiveness of indebtedness                                                (1,164,712)            (1,164,712)
                Increase (decrease) in cash flows from
                    Other current assets                                      (9,715)        (134,898)              (144,613)
                    Deposit                                                                   (17,920)               (17,920)
                    Accounts payable and accrued expenses                     408,547         (26,026)               386,709
                                                                          ----------       ----------           ------------

            NET CASH USED IN OPERATING ACTIVITIES                           (211,615)      (1,541,028)            (2,365,113)
                                                                          ----------       ----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of marketable securities                              50,000        5,723,823              5,773,823
     Investments in marketable securities                                 (1,400,852)      (9,075,287)           (10,476,139)
     Purchases of fixed assets                                                               (130,399)              (131,011)
                                                                          ----------       ----------           ------------


            NET CASH USED IN INVESTMENT ACTIVITIES                        (1,350,852)      (3,481,863)            (4,833,327)
                                                                          ----------       ----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering (net of conversion of bridge notes payable and accrued interest of $1,960,671 and
         expenses of $1,367,163)                                                            4,782,887              4,782,887
     Proceeds from bridge financing (net of expenses of
        $358,389 and $305,434 and exchange of notes payable
        of $125,000 and $50,000 in 1995 and 1996, respectively)            1,416,611        1,794,566              3,211,177
     Proceeds from issuance of common stock                                      110                                 615,334
     Proceeds from other notes payable                                       175,000                                 175,000
     Payment of notes payable                                                              (1,075,000)            (1,075,000)
     Payment of organization costs                                                                                      (245)
                                                                          ----------       ----------           ------------

            NET CASH PROVIDED BY FINANCING  ACTIVITIES                     1,591,721        5,502,453              7,709,153
                                                                          ----------       ----------           ------------

              INCREASE IN CASH                                                29,254          479,562                510,713

CASH - beginning                                                               1,897           31,151
                                                                          ----------       ----------           ------------


CASH - ending                                                           $     31,151       $  510,713           $    510,713
                                                                        ============       ==========           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for income taxes                                               $1,000          $4,670                  $8,414
                                                                              ======          ======                  ======
     Cash paid for interest                                                   $3,315          $3,573                  $6,818
                                                                              ======          ======                  ======



                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


1.       LINE OF BUSINESS

         Imatec, Ltd. (Company) was incorporated on November 17, 1988 to develop, design, market and license image reproduction and enhancement products. The Company has been in the development stage since its inception.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Marketable Securities

         Marketable securities have been classified as held-to-maturity and available-for-sale and recorded at amortized cost and fair value, respectively.

         Fixed Assets

         Fixed assets, consisting of office equipment and furniture, were stated at cost and are being depreciated on the straight-line method over the estimated useful lives of the assets of three to seven years.

         Debt Issuance Costs and Discounts

         Debt issuance costs on the Bridge Notes (Note 3) have been capitalized and were amortized on the straight-line method over the term of the notes payable.

         Discounts on the Bridge Notes were amortized on the interest method over the term of the notes payable.

         Patents

         Patent costs have been charged to operations as incurred as their realizability was uncertain and were included in research and development expenses. Effective January 1, 1996, the Company adopted SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets), without material effect.

         Research and Development Costs and Royalty Expenses

         Research and development costs and royalty expenses (Note 9) have been charged to operations as incurred.

         Advertising Costs

         Advertising costs have been charged to operations as incurred and were included in general and administrative expenses. For the year ended December 31, 1996, advertising costs were $202,167.

         Loss Per Share

         Loss per share was computed based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share amounts have been retroactively restated to reflect the reverse stock split on May 2, 1995, and the stock split on October 19, 1995. The 1,105,000 shares issued in May 1995 and the shares and warrants issued in the Bridge Financing (Note 3) have been treated as outstanding for all periods in calculating loss per common share because such shares were issued at prices below the public offering price (Note 3).

         Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

         In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which changes the calculations and disclosures of earnings per share. The Company will adopt Statement No. 128 in the first quarter of 1997 and does not believe there will be a material effect.


3.       CAPITALIZATION

         Issuance of Common Stock

         On December 1, 1988, the Company issued 1,105,000 shares for $1,000. On September 20, 1991, a stockholder contributed 82,875 shares to the Company and the Company reissued 55,250 shares of common stock for $500,000 and 27,625 shares in exchange for assistance with raising equity. Also in 1991, the stockholder gave 102,300 shares of common stock of the Company for assistance with raising equity for the Company. The Company valued the 27,625 and 102,300 shares at $25,000 and $92,580, respectively, the values of the consulting services and charged additional paid-in-capital.

         During 1994, two stockholders contributed 12,615 shares to the Company and the Company reissued the shares for $114,224, including the capitalization of a loan payable.

         On May 30, 1995, the Company issued 1,105,000 shares of common stock in exchange for $110. Had the private placement not been fully sold, the Company could have reacquired up to the total of these shares for $110.

         Reverse Stock Split

         On May 2, 1995, the Company had a one-for-four reverse stock split. All shares and per share amounts have been retroactively restated to reflect the reverse stock split.

         Reincorporation

         On September 20, 1995, the Company reincorporated in Delaware, authorizing 20,000,000 shares of $.0001 par value common stock and 2,000,000 shares of $.0001 par value preferred stock.

         Stock Split

         On October 19, 1995, the Company authorized a 22,100 for 1 stock split and issued 2,210,000 shares of new common stock in exchange for 100 shares of old common stock. All shares and per share amounts have been retroactively restated to reflect the stock split.

         Bridge Financing

         On November 30, 1995 and April 12, 1996, the Company had closings under a private placement. Under the private placement, the Company issued 10% promissory notes in the aggregate principal amount of $1,900,000 and $2,100,000 (Bridge Notes), 262,091 and 289,694 shares of common stock and warrants to purchase 1,900,000 and 2,100,000 shares of common stock (Bridge Warrants), respectively. The Company has allocated $2, per share, and $.10, per warrant, of the proceeds of the private placement to the common stock and warrants, the values of the shares and warrants at the dates of issuance.

         In February 1996, an investor in one unit of the first closing was refunded $50,000, the notes, shares, and warrants were canceled and then all were resold in the second closing. The cancellation has been included net in the second closing amounts.

         The Company received net proceeds from the private placement of $1,517,834 and $1,811,635, respectively, after disbursements of:



                                                              November 30, 1995              April 12, 1996
                                                              -----------------              --------------

             Commission                                             $190,000                    $210,000
             Non-accountable expense allowance                        57,000                      63,000
             Other expenses of placement agent                        10,166                      15,365
             Exchanges of notes payable                              125,000                      50,000
                                                                   ---------                  ----------

                                                                    $382,166                    $338,365
                                                                    ========                    ========

         In addition, the Company incurred additional expenses of $101,223 under the first closing and $23,569 under the second closing. Total expenses of the private placement have been allocated between the Bridge Notes and common stock.

         Each Bridge Warrant was exercisable at $1, per warrant, commencing a year from closing for a period of five years. Upon the public offering, each Bridge Warrant was exchanged for a Redeemable Warrant.

         Bridge Financing Restructuring

         In October 1996, the Company restructured the Bridge Financing. Accordingly, upon the public offering, all investors in the Bridge Financing chose either to: (A) convert the principal amount of their Bridge Note plus all accrued interest into shares of common stock, at $4, per share, return all the common stock received in the Bridge Financing and exchange their Bridge Warrants for redeemable warrants or (B) receive a cash payment equal to 50% of the principal amount of their Bridge Notes, not receive any accrued interest and return all the shares of common stock and Bridge Warrants that they received in the Bridge Financing. One investor representing $50,000 of the Bridge Notes, 6,897 of the Bridge shares and 50,000 of the Bridge Warrants, did not advise the Company whether he will choose option A or option B. This investor was deemed to have chosen option A by the Company.

         Consequently, the Company converted $1,950,000 principal amount of Bridge Notes and $150,671 of accrued interest thereon into 525,201 shares of common stock and repaid $1,025,000 of principal amount of Bridge Notes. In addition, all 551,785 shares of common stock and the balance of 2,050,000 Bridge Warrants issued in the Bridge Financing were returned to the Company and 1,950,000 of Bridge Warrants were exchanged for Redeemable Warrants upon the closing of the public offering. As a result of the restructuring, the Company wrote-off unamortized loan discount of $726,602 and deferred loan costs of $167,593 and the recognized forgiveness of indebtedness income of $1,164,712.

         Public Offering

         On November 1, 1996 the Company completed a public offering of 1,000,000 shares of common stock, at $5, per share, and 4,000,000 redeemable warrants, at $.25, per warrant (Redeemable Warrant). Each redeemable warrant is exercisable to purchase one share of common stock at $6.50, per share, through October 1999. The redeemable warrants are redeemable by the Company under certain circumstances, at $.10, per warrant, commencing nine months from the date of the offering. In addition, the Company granted the underwriter an overallotment option for 45 days from the date of the offering to purchase up to an additional 150,000 shares of common stock and an additional 600,000 Redeemable Warrants, of which all the Redeemable Warrants were sold.

         The underwriter of the public offering received a discount of 10% and non-accountable expense allowance equal to 3% of the gross proceeds of the public offering. The Company also retained the underwriter as a financial consultant for a period of two years for $48,000, paid upon closing of the public offering. In addition, the Company sold to the underwriter, for nominal consideration, warrants (Underwriter's Warrants) to purchase 100,000 shares of common stock and 400,000 Redeemable Warrants. The Underwriter's Warrants are exercisable at prices of $6.00 and $.30, per share, and, per Redeemable Warrant, respectively, for a period of four years commencing one year from the date of the offering. The Redeemable Warrants underlying the Underwriter's Warrants are exercisable at a price of $8.125, per share of common stock.

         The Company received net proceeds from the public offering of $4,782,887 after disbursements of:

             Underwriter's Discount                                  $  615,000
             Professional fees                                          374,128
             Underwriter's non-accountable expense allowance            184,500
             Printing expenses                                          113,304
             Blue sky fees                                               59,713
             Other expenses of underwriter                               14,800
             Other                                                        5,718
                                                                    -----------
                                                                     $1,367,163
                                                                    ===========
         Reserved Shares

         As of December 31, 1996, the Company has reserved the following shares of common stock:

             Redeemable warrants                                      6,550,000
             Underwriter's warrants                                     500,000
             Stock option plan                                          500,000
                                                                     ----------
                                                                      7,550,000
                                                                     ==========

         Stock Option Plan

         In February 1996, the Company adopted a nonqualified stock option plan under which it may grant up to 500,000 shares of common stock. The Company may not grant any options with a purchase price less than fair market value of the common stock as of the date of the grant. Through December 31, 1996, the Company had not granted any options under the Plan.


4.       CONCENTRATION OF CASH

         The Company has cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.


5.       MARKETABLE SECURITIES

         As of December 31, 1995 and December 31, 1996, the fair value of marketable securities, which approximated unamortized cost, were as follows:


                                                                            1995                   1996
                                                                       -------------            -----------
           U.S. Treasury Bill                                             $  494,800             $3,638,426
           U.S. Government Money Market Fund                                 856,052              1,063,889
                                                                          ----------             ----------
                                                                          $1,350,852             $4,702,315
                                                                          ==========             ==========

6.       OTHER NOTES PAYABLE

         During August, September, and October 1995, the Company borrowed, with interest at 10%, per annum, $175,000 from customers of the placement agent, which were exchanged for units under the closings of the private placement (Note
3).


7.       INCOME TAXES

         As of December 31, 1995 and 1996, the tax effects of timing differences between financial statement and income tax reporting were as follows:

                                                                                       December 31,
                                                                         --------------------------------------
                                                                             1995                      1996
                                                                         -----------                 ---------
             Research and development expenses                              $130,000                $   190,000
             Net operating loss carryforward                                 360,000                  1,120,000
                                                                           ---------                -----------
                                                                             490,000                  1,310,000
             Valuation allowance                                            (490,000)                (1,310,000)
                                                                           ---------                -----------
                                                                              None                      None
                                                                           =========                ===========


         As of December 31, 1996, the Company has net operating loss carryforwards available to reduce future taxable income of approximately $2,800,000, expiring through 2011.


8.       RELATED PARTY TRANSACTIONS

         During 1995, the Company borrowed $21,152 from a stockholder/officer payable on demand, without interest, which was repaid in December 1995.

         During the years ended December 31, 1995 and 1996, a director was paid attorney's fees of $31,000, and $63,093, respectively.


9.       LICENSE AGREEMENT

         On June 25, 1995, the Company was granted a license from a stockholder/officer (President, Chief Executive Officer and Chairman of the Board) of the Company to make, use, sell and otherwise exploit certain technologies under patents, including future technologies. The Company paid the stockholder/officer a non-refundable advance royalty of $350,000 in January 1996 and, commencing July 1, 1995, an annual royalty of $140,000. If the stockholder/officer ceases to be employed by the Company, the annual royalty increases to $250,000. The annual royalty shall increase at the rate of 5%, per annum. The license agreement shall end when the last patent expires.

10.      EMPLOYMENT AGREEMENTS

         On July 1, 1995, the Company entered into an employment agreement with a stockholder to be President, Chief Executive Officer and Chairman of the Board of Directors expiring on the earlier of July 1, 2000, the Company being no longer involved in the technology business or a bankruptcy, merger or reorganization of the Company. Compensation under the agreement shall be $60,000, per year, 5% annual increases and a bonus equal to 1% of annual sales. In addition, the employee shall receive director's and officer's liability insurance, an automobile lease up to $8,400, per year, disability insurance for 60% of salary through age 65, Company paid disability of 40% of salary for one year and a life insurance policy of $1,000,000.

         Effective September 24, 1996, the Company entered into an employment agreement with a Chief Financial Officer expiring September 23, 2001. The agreement provides for annual compensation of $95,000.


11.      PROFIT-SHARING PLAN

         The Company has a discretionary, defined-contribution profit-sharing plan covering all of its eligible employees. The Company made no contributions for the year ended December 31, 1996.


12.      COMMITMENTS

         Lease

         Effective February 1996, the Company entered into a noncancellable lease for office space through January 1999, requiring minimum rent plus additional rent for increases in real estate taxes and operating expenses. The lease is guaranteed by a stockholder/officer.

         As of December 31, 1996, the future minimum aggregate annual payments under the lease were as follows:

               Years Ending
               December 31,
               ------------
                   1997                           $ 69,461
                   1998                             71,510
                   1999                              5,973
                                                 ---------
                                                  $146,944
                                                 =========

         Rent expense for the year ended December 31, 1996 was $63,038.


13.      SUBSEQUENT EVENT

         On January 1, 1997, the Company entered into a one year financial consulting agreement for $250,000.