Form 10QSB
period 1997-03-31
IMATEC LTD
filed 1997-05-01
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the transition period from ___ to ___.

                         Commission File Number 0-21752

                                  IMATEC, LTD.
                 (Name of small business issuer in its charter)

         Delaware                                            11-3289398
     (State or other                                      (I.R.S. Employer
jurisdiction of incorporation)                           Identification No.)


       150 East 58th Street                                     10155
        New York, New York                                    (Zip Code)
(Address of principal executive offices)

         (212) 826-0440
  (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of April 24, 1997 was 3,735,201.

Transitional small business disclosure format:  Yes ___  No X

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS


                                      INDEX

                             PART I. FINANCIAL INFORMATION
                             -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------
BALANCE SHEET - December 31, 1996 and March 31, 1997                                            3

STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to March 31, 1997
(Cumulative) and Three months ended March 31, 1996 and 1997                                     4


STATEMENT OF STOCKHOLDERS' EQUITY - Three months ended March 31, 1997                           5


STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to March 31, 1997
(Cumulative) and Three months ended March 31, 1996 and 1997                                     6


NOTES TO FINANCIAL STATEMENTS                                                                   7

ITEM 2.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND  RESULTS OF OPERATIONS                                                  7


                              PART II. OTHER INFORMATION
                              --------------------------

ITEM 1. LEGAL PROCEEDINGS                                                                       8
------

ITEM 2. CHANGES IN  SECURITIES                                                                  8
------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                         8
------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     8
------

SIGNATURES                                                                                      9

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                     ASSETS

                                                                       March 31, 1997     December
                                                                                          31, 1996
                                                                                          --------
                                                                         (UNAUDITED)
                                                                         -----------
CURRENT ASSETS
Cash                                                                      $ 117,590       $ 510,713
Marketable Securities                                                     4,619,712       4,702,315
Other Current Assets                                                        294,616         144.613
                                                                        -----------     -----------
     TOTAL CURRENT ASSETS                                                 5,031,918       5,357,641

FIXED ASSETS (net of accumulated depreciation
    of $12,803 and $18,450  at December 31,
    1996 and March 31, 1997, respectively)                                  116,826         117,596
DEPOSIT                                                                      18,245          17,920
                                                                        -----------     -----------
     TOTAL ASSETS                                                       $ 5,166,989     $ 5,493,157
                                                                        ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                   $    61,649     $    96,326
                                                                        -----------     -----------
     TOTAL LIABILITIES                                                       61,649          96,326
                                                                        -----------     -----------


STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000
    shares; issued and outstanding - none
Common Stock, $.0001 par value; authorized -
    20,000,000 shares; issued and outstanding - 3,735,201
    in December 31, 1996 and March 31, 1997                                     373             373
Additional paid-in capital                                                8,749,185       8,749,185
Deficit accumulated during the development stage                         (3,644,218)     (3,352,727)
                                                                        -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY                                           5,105,340       5,396,831
                                                                        -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                           $5,166,989      $5,493,157
                                                                        ===========      ==========


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                            Three months ended March 31,               November 17, 1988
                                                                 1997                   1996             (Inception) to
                                                                 ----                   ----             March 31, 1997
                                                              (UNAUDITED)            (UNAUDITED)         (cumulative)
                                                              -----------            -----------        -----------------
INCOME - consulting fees                                                                                    $133,973
                                                                                                            --------

EXPENSES
     Royalties                                                $  (36,750)             $ (35,000)            (600,834)
     Research and Development                                    (17,833)               (20,137)            (493,192)
     General and Administrative                                 (298,439)              (165,724)          (1,817,757)
                                                               ---------              ---------          -----------
         TOTAL EXPENSES                                         (353,022)              (220,861)          (2,911,783)
                                                               ---------              ---------          -----------
         LOSS FROM OPERATIONS                                   (353,022)              (220,861)          (2,777,810)

INTEREST EXPENSE AND
    AMORTIZATION AND WRITE-
    OFF OF DISCOUNT AND DEBT
    ISSUANCE COSTS
                                                                                       (214,106)          (2,211,400)
INTEREST INCOME                                                   61,531                 14,323              180,280
                                                               ---------              ---------          -----------
         LOSS BEFORE EXTRAORDINARY
         INCOME                                                 (291,491)              (420,644)          (4,808,930)

EXTRAORDINARY INCOME FROM
    FORGIVENESS OF INDEBTEDNESS                                                                            1,164,712
                                                               ---------              ---------          -----------
         NET LOSS                                            $  (291,491)            $ (420,644)        $ (3,644,218)
                                                             ===========            ===========        =============

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                         5,295,201              4,126,293            4,344,856
                                                               =========              =========            =========

LOSS PER COMMON SHARE
  Loss before extraordinary income                                ($0.06)                ($0.10)               (1.11)
  Extraordinary income                                                                                           .27
                                                               ---------              ---------          -----------
        NET LOSS                                                  ($0.06)                ($0.10)              ($0.84)
                                                               =========              =========            =========

                        See notes to financial statements

                                  IMATEC, LTD.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                                          Deficit
                                                                                    Accumulated During
                                          COMMON STOCK                                      the
                                    ------------------------         Additional         Development
                                    Shares            Amount      Paid-in Capital          Stage                 Total
                                    ------            ------      ---------------          -----                 -----
Balance December 31, 1996           3,735,201           $ 373        $8,749,185         ($3,352,727)           $5,396,831

Net loss for the 3 months
ended March 31, 1997                                                                       (291,491)             (291,491)
                                    ---------           -----        ----------         -----------           -----------
  Balance March 31, 1997            3,735,201           $ 373        $8,749,185         $(3,644,218)          $ 5,105,340
                                    =========           =====        ==========         ===========           ===========

                        See notes to financial statements

                                  IMATEC, LTD.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                          THREE MONTHS ENDED MARCH, 31

                                                                                                                  November 17,1988
                                                                                1997                1996           (Inception) to
                                                                                ----                ----            March 31, 1997
                                                                             (UNAUDITED)         (UNAUDITED)         (Cumulative)
                                                                             ------------        ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      ($291,491)        ($432,310)        ($3,644,218)
Adjustments to reconcile net loss to net cash    used in operating
activities
     Amortization and write-off of discount and debt
     issuance costs                                                                                 170,206           1,914,490
     Depreciation and other amortization                                            5,647               134              19,307
     Forgiveness of indebtedness                                                                                     (1,164,712)
     Increase (decrease) in cash flows from
       Other current assets                                                      (150,003)            4,381            (294,616)
       Deposit                                                                       (325)          (17,920)            (18,245)
      Accounts payable and accrued expenses                                       (34,677)         (287,556)            352,032
                                                                                ---------      ------------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (470,849)         (563,065)         (2,835,962)
                                                                                ---------      ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                    82,603           687,333           5,856,426
    Investments in marketable securities                                                                            (10,476,139)
    Purchases of fixed assets                                                      (4,877)          (18,129)           (135,888)
                                                                                ---------      ------------         -----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                                           77,726           669,204          (4,755,601)
                                                                                ---------      ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
    notes payable and accrued interest of $1,960,671 and
    expenses of $1,367,163)                                                                                           4,782,887
Proceeds from bridge financing (net of expenses of
    $358,389 and $305,434 and exchange of notes
    payable of $125,000 and $50,000 in 1995 and
    1996, respectively)                                                                                               3,211,177
Proceeds from issuance of common stock                                                                                  615,334
Proceeds from other notes payable                                                                                       175,000
Payment of organization expenses                                                                                           (245)
Payments of notes payable                                                           -               (50,000)         (1,075,000)
                                                                                ---------          --------         -----------
NET CASH PROVIDED BY (USED) IN
    FINANCING ACTIVITIES                                                            -               (50,000)          7,709,153
                                                                                ---------          --------         -----------

INCREASE (DECREASE) IN CASH                                                      (393,123)           56,139             117,590
CASH - beginning                                                                  510,713            31,151
                                                                                ---------          --------         -----------
CASH - end                                                                      $ 117,590          $ 87,290           $ 117,590
                                                                                =========          ========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for income taxes                                                      $4,353             $ 808             $12,767
                                                                                   ======             =====             =======
   Cash paid for interest                                                             $ 0               $ 0              $6,818
                                                                                      ===               ===              ======

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto included in Form 10-KSB for the year ended December 31, 1996 of Imatec, Ltd. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. LOSS PER SHARE

Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three months ended March 31, 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share", which changes the calculations and disclosures of earnings per share. As of January 1, 1997 the Company adopted Statement No. 128 without material effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company was organized on November 17, 1988 and is in the development stage. To date, the Company's activities have primarily consisted of research and development activities with respect to the development of the Company's technology and an Imatec 20/20 System for the medical diagnostic imaging field. During this time, the Company has received only minimal revenues from limited non-recurring consulting activities. The Company believes, based upon its own internal budgets, that the Company's available cash resources will be sufficient for the Company :(i) to engage in licensing the Company's technology and the Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, (iii) to continue research and development activities with respect to other applications of the Company's technology in other imaging fields, such as graphic arts, computer, cinematography and television/video, and (iv) otherwise conduct its operations at least through the year ending December 31, 1997.

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company does not currently anticipate any major research and development expenditures during the next 12 months, however, this may change depending upon the marketplace's reaction and requirements to implement the Company's technology.

The Company has no current plans to purchase any significant fixed assets or to significantly change the number of employees.

General and administrative expenses for the three months ended March 31 increased $132,714 (80%) from $165,724 in 1996 to $298,438 in 1997. Most of this increase is the result of increased personnel, office rent and supplies and professional fees. Most of the professional fees increased as a result of the Company's filing requirements by the SEC and NASDAQ.

For the three months ended March 31, interest income increased from $14,323 for 1996 to $61,531 for 1997. Similarly, interest expense decreased from $214,106 to $0 from 1996 to 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at March 31, 1997 the Company had an accumulated stockholders' deficit of $3,644,218. The Company has continued to incur losses since March 31, 1997.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  IMATEC, LTD.






                                     By: /s/ Hanoch Shalit
                                        --------------------------------------
                                        Hanoch Shalit
                                        Chairman of the Board of Directors,
                                        President, and Chief Executive Officer

                                     Dated: April 29, 1997



                                     By:/s/ James Smith
                                        -------------------------------------
                                        James Smith
                                        Chief Financial Officer

                                     Dated: April 29, 1997