Form 10QSB
period 1997-08-07
IMATEC LTD
filed 1997-08-08
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from                to                .
                                           ---------------  ----------------


                         Commission File Number 0-21752

                                  IMATEC, LTD.
                 (Name of small business issuer in its charter)

                   Delaware                                               11-3289398
(State or other jurisdiction of incorporation)              (I.R.S. Employer Identification No.)

             150 East 58th Street                                            10155
              New York, New York                                           (Zip Code)
   (Address of principal executive offices)

                (212) 826-0440
         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----   -----

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of August 7, 1997 was 3,735,201.

Transitional small business disclosure format:    Yes       No   X
                                                      -----    -----

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS


                                      INDEX


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET - December 31, 1996 and June 30, 1997                          3

STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to June 30, 1997 (Cumulative) and Three and six
months ended June 30, 1996 and 1997                                          4

STATEMENT OF STOCKHOLDERS' EQUITY - Six months
ended March 31, 1997                                                         5

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to June 30, 1997 (Cumulative) and Six months ended
June 30, 1996 and 1997                                                       6

NOTES TO FINANCIAL STATEMENTS                                                7

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND  RESULTS OF OPERATIONS                               7

                               PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    9

ITEM 2. CHANGES IN  SECURITIES                                               9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS                                                             9

SIGNATURES                                                                  10

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                     ASSETS




                                                                                      June 30, 1997              December
                                                                                       (UNAUDITED)               31, 1996
                                                                                        ---------                --------
CURRENT ASSETS
Cash                                                                                    $   721,035            $   510,713
Marketable Securities                                                                     3,664,486              4,702,315
Other Current Assets                                                                        195,149                144,613
                                                                                        -----------            -----------
     TOTAL CURRENT ASSETS                                                                 4,580,670              5,357,641

FIXED ASSETS (net of accumulated depreciation
 of $12,803 and $ 24,221  at December 31,
1996 and June 30, 1997, respectively)                                                       111,055                117,596
DEPOSIT                                                                                      18,245                 17,920
                                                                                        -----------            -----------
     TOTAL ASSETS                                                                       $ 4,709,970            $ 5,493,157
                                                                                        ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                                   $    34,378            $    96,326
                                                                                        -----------            -----------
     TOTAL LIABILITIES                                                                       34,378                 96,326
                                                                                        -----------            -----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000 shares; issued and outstanding - none
Common Stock, $.0001 par value;  authorized -
 20,000,000 shares; issued and outstanding - 3,735,201 in
December 31, 1996 and June 30, 1997                                                             373                    373
Additional paid-in capital                                                                8,749,185              8,749,185
Deficit accumulated during the development stage                                         (4,073,966)            (3,352,727)
                                                                                        -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY                                                           4,675,592              5,396,831
                                                                                        -----------            -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 4,709,970            $ 5,493,157
                                                                                        ===========            ===========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended                Six months ended
                                                      June 30,                         June 30,
                                          ------------------------------       -----------------------------
                                                                                                                     November 17,
                                                                                                                  1988 (Inception)
                                             1997               1996             1997               1996                to
                                             ----               ----             ----               ----           June 30, 1997
                                                                                                                    (cumulative)
                                                                                                                     -----------
INCOME - consulting fees                 $         0        $         0        $         0        $         0        $   133,973
                                         -----------        -----------        -----------        -----------        -----------
EXPENSES
     Royalties                               (36,750)           (23,334)           (73,500)           (69,999)          (637,584)
     Research and Development                (36,380)           (22,941)           (54,213)           (43,079)          (529,572)
     General and Administrative             (415,123)          (158,954)          (713,562)          (324,678)        (2,232,880)
                                         -----------        -----------        -----------        -----------        -----------
         TOTAL EXPENSES                     (488,253)          (205,229)          (841,275)          (437,756)        (3,400,036)
                                         -----------        -----------        -----------        -----------        -----------

         LOSS FROM OPERATIONS               (488,253)          (205,229)          (841,275)          (437,756)        (3,266,063)

INTEREST EXPENSE AND
AMORTIZATION AND WRITE-
OFF OF DISCOUNT AND DEBT
ISSUANCE COSTS                                                 (415,568)                             (629,674)        (2,211,400)
INTEREST INCOME                               58,505             12,273            120,036             26,597            238,785
                                         -----------        -----------        -----------        -----------        -----------
         LOSS BEFORE
          EXTRAORDINARY INCOME              (429,748)          (608,524)          (721,239)        (1,040,833)        (5,238,678)

EXTRAORDINARY INCOME FROM
    FORGIVENESS OF INDEBTEDNESS                                                                                        1,164,712
                                         -----------        -----------        -----------        -----------        -----------
         NET LOSS                        $  (429,748)       $  (608,524)       $  (721,239)       $(1,040,833)       $(4,073,966)
                                         ===========        ===========        ===========        ===========        ===========

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     5,295,201          4,309,586          5,295,201          4,217,940          4,372,468
                                         ===========        ===========        ===========        ===========        ===========

LOSS PER COMMON SHARE
  Loss before extraordinary income       $      (.08)       $      (.14)       $      (.14)       $      (.25)       $     (1.20)
  Extraordinary income                                                                                                       .27
                                         -----------        -----------        -----------        -----------        -----------
        NET LOSS                         $      (.08)       $      (.14)       $      (.14)       $      (.25)       $      (.93)
                                         ===========        ===========        ===========        ===========        ===========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)



                                                                                         Deficit
                                          COMMON STOCK                                 Accumulated
                                   --------------------------                            During
                                                                      Additional           the
                                                                       Paid-in          Development
                                    Shares            Amount           Capital             Stage             Total
                                  ---------        -----------        -----------       ------------       -----------
Balance December 31, 1996         3,735,201        $       373        $ 8,749,185       ($3,352,727)       $ 5,396,831

Net loss for the 6 months
ended June 30, 1997                                                                         (721,239)          (721,239)
                                  ---------        -----------        -----------       -----------        -----------
  Balance June 30, 1997           3,735,201        $       373        $ 8,749,185       $(4,073,966)       $ 4,675,592
                                  =========        ===========        ===========       ===========        ===========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                     SIX MONTHS ENDED JUNE, 30
                                                                                                             November 17,1988
                                                                           1997               1996            (Inception) to
                                                                           ----               ----             June 30, 1997
                                                                        (UNAUDITED)        (UNAUDITED)         (Cumulative)
                                                                        -----------        -----------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $   (721,239)       $ (1,040,833)       $ (4,073,966)
Adjustments to reconcile net loss to net cash used in
  operating activities
     Amortization and write-off of discount and debt
  issuance costs                                                                                480,129           1,914,490
     Depreciation and other amortization                                     11,418               3,423              25,078
     Forgiveness of indebtedness                                                                                 (1,164,712)
     Increase (decrease) in cash flows from
       Other current assets                                                 (50,536)             16,215            (195,149)
       Deposit                                                                 (325)            (17,920)            (18,245)
      Accounts payable and accrued expenses                                 (61,948)           (214,153)            324,761
                                                                       ------------        ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                                      (822,630)           (773,139)         (3,187,743)
                                                                       ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                           1,037,829           1,088,133           6,811,652
    Investments in marketable securities                                                     (1,829,219)        (10,476,139)
    Purchases of fixed assets                                                (4,877)            (89,632)           (135,888)
                                                                       ------------        ------------        ------------
NET CASH PROVIDED BY
    INVESTING ACTIVITIES                                                  1,032,952            (830,718)         (3,800,375)
                                                                       ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge notes payable and accrued interest of $1,960,671 and
expenses of $1,367,163)                                                                                           4,782,887
Proceeds from bridge financing (net of expenses  of
$358,389 and $305,434 and exchange of notes
  payable of $125,000 and  $50,000 in 1995 and
1996, respectively)                                                                           1,788,066           3,211,177
Proceeds from issuance of common stock                                                                              615,334
Deferred Expenses relating to Public Offering                                                  (100,791)
Proceeds from other notes payable                                                                                   175,000
Payment of organization expenses                                                                                       (245)
Payments of notes payable                                                                       (50,000)         (1,075,000)
                                                                       ------------        ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     1,637,275           7,709,153
                                                                       ------------        ------------        ------------

INCREASE IN CASH                                                            210,322              33,418             721,035

CASH - beginning                                                            510,713              31,151
                                                                       ------------        ------------        ------------

CASH - end                                                             $    721,035        $     64,569        $    721,035
                                                                       ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
   Cash paid for income taxes                                          $      4,353        $        808        $     12,767
                                                                       ============        ============        ============
   Cash paid for interest                                              $          0        $      3,573        $      6,818
                                                                       ============        ============        ============

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

2. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. LOSS PER SHARE

Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three and six months ended June 30, 1996 and 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

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

General and administrative expenses for the three and six months ended June 30 increased $256,169 (161%) and $388,884 (120%) from $158,954 and $324,678 in 1996 to $415,123 and $713,562 in 1997. Most of this increase is the result of increased personnel, office rent and supplies and professional fees. Most of the professional fees increased as a result of the Company's filing requirements by the SEC and NASDAQ.

For the three and six months ended June 30, interest income increased from $12,273 and $26,597 for 1996 to $58,505 and $120,036 for 1997. Similarly,
interest expense decreased from $415,568 and $629,674 to $0 from 1996 to 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at June 30, 1997 the Company had an accumulated stockholders' deficit of $4,073,966. The Company has continued to incur losses since June 30, 1997.

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



                                                         IMATEC, LTD.






                                    By: /s/ Hanoch Shalit
                                        ---------------------------------------
                                        Chairman of the Board of Directors,
                                        President, and Chief Executive Officer

                                    Dated: August 7, 1997



                                    By: /s/ James Smith
                                        ---------------------------------------
                                        Chief Financial Officer

                                    Dated: August 7, 1997