Form 10QSB
period 1997-09-30
IMATEC LTD
filed 1997-11-14
CIK 1004913

              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997.

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

              (212) 826-0440
        (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of November 13, 1997 was 3,735,201.

Transitional small business disclosure format:  Yes     No  X
                                                    ---    ---

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                             FINANCIAL STATEMENTS


                                     INDEX

                             PART I. FINANCIAL INFORMATION
                             -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------
BALANCE SHEET - December 31, 1996 and September 30, 1997                                     3


STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to September 30, 1997
(Cumulative) and Three and nine months ended September 30, 1996 and 1997                     4


STATEMENT OF STOCKHOLDERS' EQUITY - Nine months ended September 30, 1997                     5


STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to September 30, 1997
(Cumulative) and Nine months ended September 30, 1996 and 1997                               6


NOTES TO FINANCIAL STATEMENTS                                                                7

ITEM 2.
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS       7


                              PART II. OTHER INFORMATION
                              --------------------------

ITEM 1. LEGAL PROCEEDINGS                                                                    9
------

ITEM 2. CHANGES IN  SECURITIES                                                               9
------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                      9
------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF   SECURITY HOLDERS                                9
------

SIGNATURES                                                                                  10

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                    ASSETS

                                                                              September 30, 1997      December 31, 1996
                                                                              ------------------      -----------------
                                                                                  (UNAUDITED)
CURRENT ASSETS
Cash                                                                                $  948,963           $  510,713
Marketable Securities                                                                3,209,699            4,702,315
Other Current Assets                                                                    92,499              144.613
                                                                                    ----------           ----------
     TOTAL CURRENT ASSETS                                                            4,251,161            5,357,641

FIXED ASSETS (net of accumulated depreciation
     of $12,803 and $30,329 at December 31,
     1996 and September 30, 1997, respectively)
                                                                                       104,947              117,596
DEPOSIT                                                                                 17,920               17,920
                                                                                    ----------           ----------
     TOTAL ASSETS                                                                   $4,374,028           $5,493,157
                                                                                    ==========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                               $   44,866           $   96,326
                                                                                    ----------           ----------
     TOTAL LIABILITIES                                                                  44,866               96,326
                                                                                    ----------           ----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000
     shares; issued and outstanding - none
Common Stock, $.0001 par value; authorized -
     20,000,000 shares; issued and outstanding - 3,735,201
     in December 31, 1996 and September 30, 1997                                           373                  373
Additional paid-in capital                                                           8,749,185            8,749,185
Deficit accumulated during the development stage                                    (4,420,396)          (3,352,727)
                                                                                   -----------          ----------
     TOTAL STOCKHOLDERS' EQUITY                                                      4,329,162            5,396,831
                                                                                     ---------            ---------

      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                                    $4,374,028           $5,493,157
                                                                                    ==========           ==========



                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                               Three months ended               Nine months ended
                                                  September 30,                    September 30,              November 17,
                                          -----------------------------------------------------------       1988 (Inception)
                                                                                                                   to
                                                                                                            Sept. 30, 1997
                                             1997             1996            1997             1996           (cumulative)
                                             ----             ----            ----             ----         ---------------

INCOME - consulting fees                        $ 0             $ 0             $ 0               $ 0           $133,973
                                                ---             ---             ---               ---           --------

EXPENSES
     Royalties                              (38,588)        (37,334)       (112,088)         (107,337)          (676,172)
     Research and Development                (5,421)        (38,801)        (59,634)          (81,879)          (534,993)
     General and Administrative            (355,906)       (240,951)     (1,069,468)         (565,629)        (2,588,786)
                                          ---------       ---------     -----------       -----------        -----------
         TOTAL EXPENSES                    (399,915)       (317,086)     (1,241,190)         (754,845)        (3,799,951)
                                          ---------       ---------     -----------       -----------        -----------

         LOSS FROM OPERATIONS              (399,915)       (317,086)     (1,241,190)         (754,845)        (3,665,978)

INTEREST EXPENSE AND
     AMORTIZATION AND WRITE-
     OFF OF DISCOUNT AND DEBT
     ISSUANCE COSTS                                        (466,169)                       (1,095,843)        (2,211,400)
INTEREST INCOME                              53,485          25,185         173,521            51,781            292,270
                                          ---------       ---------     -----------       -----------        -----------
     LOSS BEFORE
     EXTRAORDINARY INCOME                  (346,430)       (758,070)     (1,067,669)       (1,798,907)        (5,585,108)

EXTRAORDINARY INCOME FROM
     FORGIVENESS OF
     INDEBTEDNESS                                                                                              1,164,712
                                          ---------       ---------     -----------       -----------        -----------
         NET LOSS                         $(346,430)      $(758,070)    $(1,067,669)      $(1,798,907)       $(4,420,396)
                                          =========       =========     ===========       ===========        ===========

AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                   5,295,201       4,295,201       5,295,201         4,837,217          4,398,799
                                          =========       =========     ===========       ===========        ===========

LOSS PER COMMON SHARE
  Loss before extraordinary income            $(.07)          $(.18)          $(.20)            $(.37)            $(1.27)
  Extraordinary income                                                                                               .26
                                          ---------       ---------     -----------       -----------        -----------
        NET LOSS                              $(.07)          $(.18)          $(.20)            $(.37)            $(1.01)
                                              ======          ======          ======            ======            ======


                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                                            Deficit
                                                                                          Accumulated
                                             COMMON STOCK                                   During
                                     ------------------------------      Additional           the
                                                                           Paid-in        Development
                                        Shares            Amount           Capital           Stage             Total
                                      ----------       -----------       -----------      -----------       -----------
Balance December 31, 1996              3,735,201       $       373       $ 8,749,185      ($3,352,727)      $ 5,396,831

Net loss for the 9 Months ended
September 30, 1997                                                                         (1,067,669)      (1,067,669)
                                     -----------       -----------       -----------      -----------       -----------
  Balance September 30, 1997           3,735,201       $       373       $ 8,749,185      $(4,420,396)      $ 4,329,162
                                     ===========       ===========       ===========      ===========       ===========



                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS


                                                                                                                  November 17, 1988
                                                                              NINE MONTHS ENDED SEPT. 30,          (Inception) to
                                                                                                                   Sept. 30, 1997
                                                                               1997                1996             (Cumulative)
                                                                               ----                ----           -----------------
                                                                            (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $(1,067,669)       $(1,798,907)        $(4,420,396)
Adjustments to reconcile net loss to net cash used in
operating activities
     Amortization and write-off of discount and debt
     issuance costs                                                                                 846,298           1,914,490
     Depreciation and other amortization                                           17,526             7,308              31,186
     Forgiveness of indebtedness                                                                                     (1,164,712)
     Increase (decrease) in cash flows from
       Other current assets                                                        52,114            16,218             (92,499)
       Deposit                                                                                      (17,920)            (17,920)
      Accounts payable and accrued expenses                                      (51,460)          (116,857)            335,249
                                                                              -----------       -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                         (1,049,489)        (1,063,860)         (3,414,602)
                                                                              -----------       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                 1,492,616         1,398,133           7,266,439
    Investments in marketable securities                                                         (1,854,361)        (10,476,139)
    Purchases of fixed assets                                                     (4,877)          (102,681)           (135,888)
                                                                              -----------       -----------         -----------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                                         1,487,739          (558,909)         (3,345,588)
                                                                              -----------       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
     notes payable and accrued interest of $1,960,671 and
     expenses of $1,367,163)                                                                                          4,782,887
Proceeds from bridge financing (net of expenses  of
     $358,389 and $305,434 and exchange of notes
     payable of $125,000 and $50,000 in 1995  and
     1996, respectively)                                                                          1,788,066           3,211,177
Proceeds from issuance of common stock                                                                                  615,334
Deferred Expenses relating to Public Offering                                                      (137,490)
Proceeds from other notes payable                                                                                       175,000
Payment of organization expenses                                                                                           (245)
Payments of notes payable                                                                           (50,000)         (1,075,000)
                                                                                                  ---------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         1,600,576           7,709,153
                                                                                                  ---------          ----------

INCREASE IN CASH                                                                  438,250           (22,193)            948,963

CASH - beginning                                                                  510,713            31,151
                                                                                ---------         ---------           ---------

CASH - end                                                                      $ 948,963           $ 8,958           $ 948,963
                                                                                =========           =======           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for income taxes                                                      $4,353             $ 808            $ 12,767
                                                                                   ======             =====            ========
   Cash paid for interest                                                             $ 0            $3,573             $ 6,818
                                                                                      ===            ======             =======

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

2. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three and nine months ended September 30, 1996 and 1997. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

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

On November 6, 1997, the Company filed a Schedule 13E-3 and a preliminary Proxy Statement relating to its Annual Meeting where Shareholders will be asked to consider (1) the election of a new Board of Directors, (2) the ratification and appointment of Most Horowitz & Company LLP as the Corporation's independent certified public accountants, and (3) the approval of the sale (the "Sale") of substantially all of the operations of the Company through the sale of all of the outstanding shares of the common stock of a newly-formed, wholly owned subsidiary ("Newco) of the Company to Dr. Hanoch Shalit, current President, Chief Executive Officer, Chairman of the Board and Secretary of the Company.

The consideration to be received by the Company for the Sale of all of the outstanding Newco Common Stock to Dr. Shalit consists of (i) the termination of Dr. Shalit's Employment Agreement in exchange for a payment by the Company to Dr. Shalit of $634,619 (pre-tax) in cash, which is the equivalent of $300,000 After Tax (defined below): and (ii) the termination of the License Agreement. In addition, Dr. Shalit and the Company have agreed that Dr. Shalit will sell all of his 835,117 shares of Imatec Common Stock in the public market or to the Company at a minimum price of $3.41 pre-tax (the equivalent of $2.34 per share AfterTax) over a period of 30 months with certain guaranteed minimum payments backed by a letter of credit of the Company. After Tax means the amount remaining after deducting individual federal (including capital gains tax), state and local income taxes at the highest tax rate applicable to Dr. Shalit in effect at the time of each payment. The company has also agreed to pay, in certain circumstances, the brokerage commission on such sales.

If the Sale to Dr. Shalit is approved, the new Board of Directors of the Company will be charged with acquiring a new operating business or businesses which would meet the NASDAQ Stock Market, Inc. Small Cap initial listing criteria.

The Company intends to hold the Annual Meeting in December 1997.

General and administrative expenses for the three and nine months ended September 30 increased $114,955 (48%) and $503,839 (89%) from $240,951 and
$565,629 in 1996 to $355,906 and $1,069,468 in 1997. Most of this increase is the result of increased personnel, office rent and supplies and professional fees. Most of the professional fees increased as a result of the Company's filing requirements by the SEC and NASDAQ.

For the three and six months ended September 30, interest income increased from $25,185 and $51,781 for 1996 to $53,485 and $173,521 for 1997. Similarly,
interest expense decreased from $466,169 and $1,095,843 to $0 from 1996 to 1997.

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at September 30, 1997 the Company had an accumulated stockholders' deficit of $4,420,396. The Company has continued to incur losses since September 30, 1997.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 31, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              IMATEC, LTD.






                                     By:  Hanoch Shalit
                                         --------------------------------------
                                         Chairman of the Board of Directors,
                                         President, and Chief Executive Officer

                                     Dated: November 14, 1997



                                     By:    James Smith
                                         --------------------------------------
                                          Chief Financial Officer

                                     Dated: November 14, 1997