Form 10KSB
period 1997-12-31
IMATEC LTD
filed 1998-04-15
CIK 1004913

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
________________________________________________________________________________
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

Securities registered under Section 12(b) of the
             Exchange Act:

           Title of each class         Name of each exchange on which registered
           -------------------         -----------------------------------------
                  None

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

The aggregate market value of the voting stock held by non-affiliates, computed based upon the price at which the stock was sold on March 26, 1998, is $1,636,977.

The number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant as of March 26, 1997 was 3,735,201 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:

Document                      Part of Form 10-KSB

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company was formed in 1988 to develop, design, market, and license its proprietary technology, which enhances image reproduction by reducing distortion that normally occurs in the imaging process, for application in such markets as medical imaging, graphic arts, computers, cinematography, and television/video. Each application will be a demonstration system of hardware and software components (an "Imatec 20/20 System") expressly developed for a specific market. Based on the results of extensive testing, the Company has developed an Imatec 20/20 System for medical diagnostic imaging devices which is capable of improving the quality of film reproduction of images taken by medical diagnostic imaging devices such as magnetic resonance imaging ("MRI"), computerized tomography ("CT") and ultrasound scanners. The Imatec 20/20 System for medical diagnostic imaging devices achieves this goal regardless of the type of medical imaging film used which may result in cost savings to the user. The Company has also developed an Imatec 20/20 System for the medical field of teleradiology, which is the viewing of the same medical image on different monitor screens in separate locations. Although the first applications of the Company's technology have been for the medical diagnostic imaging field, which only require black and white reproduction, the Company recently began developing an Imatec 20/20 System designed to reduce distortions of reproduction of color images and which is intended to facilitate the Company's development of Imatec 20/20 Systems for non-medical imaging fields.

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

         On November 6, 1997, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission relating to the sale of substantially all of the operations of the Company (the "Sale") through the sale of all of the outstanding shares of the common stock of a newly-formed, wholly-owned subsidiary of the Company to Dr. Hanoch Shalit, current President, Chief Executive Officer, Chairman of the Board and Secretary of the Company, pursuant to the terms of an acquisition agreement dated as of September 10, 1997, as amended (the "Acquisition Agreement"). The Schedule 13E-3 was accompanied by a preliminary proxy statement relating to the Company's annual meeting at which the shareholders would be asked to approve the Sale. On December 4, 1997, the Company and Dr. Shalit amended the Acquisition Agreement to terminate the proposed Sale. Accordingly, the Sale was not presented to shareholders for consideration.


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

BUSINESS STRATEGY

         The Company's strategy is (i) to license the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical imaging products, such as scanners, cameras, and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) to continue its research and development activities with respect to other applications of the Company's technology in the medical imaging field and for other imaging fields, such as graphic arts, computer, cinematography, and television/video. The precise scope and length of any license granted by the Company is anticipated to be dependent upon the overall nature of the license agreement and the remuneration to be received by the Company. The Company will simultaneously seek to license Imatec 20/20 Systems both as an add-on device for new and existing MRI, CT, and ultrasound scanners and as an enhancement to be included as a component of new MRI, CT, and ultrasound scanners. The Company does not presently intend to engage in any manufacturing, sales, distribution, or service activities with respect to its Imatec 20/20 Systems or products that incorporate the Company's technology, or provide technical service in connection therewith. The Company may assist a licensee in adapting the Company's technology or an Imatec 20/20 System and preparing a technical manual for any product that incorporates the Company's technology or Imatec 20/20 system, but will not engage in providing the actual technical assistance to end-users of any such product. In the event that the Company is unable to effectively license its technology or the Imatec 20/20 System, the Company may have to engage in manufacturing of products incorporating its technology or the Imatec 20/20 System. The Company is presently engaged in preliminary discussion with a potential licensee. However, a license agreement may not be consummated and, even if consummated, the timing and amount of income to the Company is speculative.

         The Company has sent letters alleging that its patents have been infringed to three companies. They have denied such infringement. The Company has been advised that patent infringement litigation may be expensive, its results uncertain due to the uncertainty of litigation and that a final judgement may not be expected before three years.

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

MARKETING

         The Company intends to market its technology and Imatec 20/20 Systems by a variety of means, each of which is intended to facilitate the licensing of its technology and Imatec 20/20 Systems. The Company intends to attend industry trade shows in the United States where it believes it will gain additional exposure to potential licensees for its technology and Imatec 20/20 Systems. The Company also intends to seek to obtain awareness of Imatec 20/20 Systems through the publishing of articles by Dr. Shalit, the first of which were a series of articles commencing in November of 1996 in Medical Imaging, a trade magazine. The Company also intends to gain exposure as well as keep current of emerging and changing imaging standards by joining certain industry trade associations and where feasible, having representatives of the Company serve on various standards committees in the imaging field. The Company may hire marketing personnel and consultants if required.

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

         The Company incurred $137,970 and $60,034 in research and development activities during the year ended December 31, 1996, and 1997, respectively.

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

         The Company intends to seek to broaden its patent protection and the application of the Company's technology and Imatec 20/20 Systems to other markets. When seeking to apply the Company's technology to other markets, the Company most likely will first design a research prototype of an Imatec 20/20 System for such market to test the technology in the laboratory. Thereafter, a production prototype of such Imatec 20/20 System will be constructed for testing at a beta, or third party, site. After successful beta testing, the Company will then seek to market the Imatec 20/20 System and/or license the underlying technology. In February 1998 the Company filed a Patent Infringement Complaint for $1.1 billion against Apple Computer Corp. ("Apple") in the United States District Court, Southern District, New York. The suit alleges that Apple has infringed on three United States Letters of Patent, issued to Dr. Shalit, by its making, using, and/or selling its "ColorSync" color management systems and inducing others to do so. The patents cited in the suit are exclusively licensed by Dr. Shalit to the Company and include: U.S. Letters Patent No. 4,939,581 entitled, "Method and System in Video Image Hard Copy Reproduction," No. 5,115,229 entitled "Method and System in Video Image Reproduction" and No. 5,345,315 entitled "Method and System for Improved Ton and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control."

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

         While the Company's licensees will be more likely to experience the FDA review and clearance processes than the Company directly, it may be more difficult to sell or license the Company's technology in light of such rigorous FDA license requirements. The Company has never sought FDA approval for its Technology.

EMPLOYEES

         As of December 31, 1997, the Company had two full-time employees, Dr. Hanoch Shalit who serves as the Company's Chairman of the Board of Directors, President, and Chief Executive Officer and one administrative assistant. The Company also employs four part-time consultants, consisting of the Chief Financial Officer, a marketing consultant, one computer programmer and one electronic engineer. The Company believes that its relations with its employees are good.

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

ITEM 3.  LEGAL PROCEEDINGS

         In February 1998, the Company filed a patent infringement complaint for $1.1 billion against Apple Computer Corp. ("Apple") in the United States District Court, Southern District, New York. The suit alleges that Apple has infringed on three United States Letters of Patent, issued to Dr. Shalit, by its making, using, and/or selling its "Color Synergy" color management systems and inducing others to do so. The patents cited in the suit are exclusively licensed by Dr. Shalit to the Company and include: US Letters Patent No. 4,939,581 entitled, "Method and System in Video Image Hard Copy Reproduction." No. 5,115,229 entitled "Method and System in Video Image Reproduction" and No. 5,345,315 entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control." The complaint claims Apple's acts of infringement are being committed willfully and without the Company's consent and with full knowledge by them of the Company's rights thereunder. The Company is seeking a preliminary and permanent injunction enjoining Apple from infringing, inducing others or contributing to the infringement of the Company's patents. A trial by jury has been demanded on all issues.

         In March 1998, Apple filed a counterclaim, alleging that the patents-in-suit are invalid, not infringed and unenforceable.

         In February 1998, an administrative civil subpoena was served upon Hanoch Shalit, Chief Executive Officer of Imatec, Ltd. by the New Jersey Division of Consumer Affairs, Bureau of Securities regarding an inquiry in the matter of A.S. Goldmen & Co., Inc and Imatec, Ltd. We have not been advised to date that either Dr. Shalit or Imatec, Ltd. is the focus of this civil investigation.

         In December 1997, a purported class action/derivative complaint was filed by Robert F. Martin and Theresa A. Martin and others on behalf of Imatec, Ltd. against individual defendants Hanoch Shalit, Steven Ai, Simon Cross, Neal Factor and Joseph Weiss and the Company as a nominal defendant. The complaint arises out of an agreement by and between the Company and Dr. Shalit approved July 16, 1997 by the Company's Board of Directors which plaintiffs allege includes an agreement by the Company to sell all of its assets except for $3,875,000 to Dr. Shalit. The agreement approved by the Board was terminated by the parties effective December 4, 1997. Accordingly, the Company is of the view that no damages occurred or could occur and that the relief sought, an injunction to stop the sale, is moot. The Company intends to vigorously defend against this lawsuit.

         In November 1997, James Jaeger and Richard Carey filed a law suit in the Supreme Court of the State of New York, County of Suffolk, naming the Company as a defendant. The plaintiff is seeking an aggregate of $3,000,000 from the Company, alleging that the Company breached its obligations to the plaintiff in connection with three separate agreements relating to the raising of funds for the Company executed in 1993, 1994 and 1995. In December 1997, the Company served a Verified Answer containing numerous affirmative defenses and/or counterclaims. In addition, in December 1997, the Company served a Demand for a Verified Bill of Particulars. In April 1998, the Company made an application to the Court to dismiss the action based upon the plaintiffs' inability to support their claims. To date, no decision or order has been rendered. The Company intends to vigorously defend against this lawsuit.


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

                              Common Stock             Redeemable Warrants
                        ------------------------- ---------------------------

Period                    High            Low          High          Low

1997 First Quarter       $6.50           $3.00         $3.25       $0.7031

1997 Second Quarter      3.375          0.3125         1.625        0.0938

1997 Third Quarter       0.875            0.25        0.2031        0.0938

1997 Fourth Quarter       0.75           0.125        0.1563        0.0313


         On March 26, 1998, the closing sale price of the Common Stock was $0.75 and the closing sale price for the Redeemable Warrants was $0.125.

         As of December 31, 1997, there were 74 holders of record and 862 Beneficial Holders of the Common Stock and 63 holders of record of the Redeemable Warrants.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Company was organized on November 17, 1988 and is in the development stage. To date, the Company's activities have primarily consisted of research and development activities with respect to the development of the Company's technology and an Imatec 20/20 System for the medical diagnostic imaging field. During this time, the Company has received only minimal revenues from limited non-recurring consulting activities. The Company believes, based upon its internal budgets, that the Company's available cash resources, including the net proceeds of the initial public offering of securities of the Company in October 1996, will be sufficient for the Company (i) to engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, (iii) to continue research and development activities with respect to other applications of the Company's technology in the medical imaging field and in other imaging fields, such as graphic arts, computer, cinematography and television/video, and (iv) otherwise conduct its operations at least through the year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage, and, primarily as a consequence of expenses incurred in connection with research and development activities, at December 31, 1996 and 1997 the Company had an accumulated stockholders' deficit of $3,352,727 and $4,860,327 respectively. The Company has continued to incur losses since December 31, 1997.

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

         On November 30, 1995, the Company effected the initial closing (the "First Closing") of a private placement (the "Bridge Financing") pursuant to which it sold an aggregate of 37 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (a) a 10% promissory note (the "Note") in the principal amount of $50,000, which was repaid in November 1996 with a portion of the net proceeds of the initial public offering of securities of the Company (the "Initial Public Offering") in accordance with the terms of the Note, (b) 6,897 shares of Common Stock, and (c) 50,000 warrants (the "Bridge Warrants") exercisable at $1.00 per share. See "Description of Securities." The Company received gross proceeds from the sale of the 37 Units in the First Closing of $1,850,000, pursuant to which it issued an aggregate of 255,194 shares of Common Stock and 1,850,000 Bridge Warrants. The investors in the First Closing received financial statements from the Company which did not properly account for the Company's research and development costs. As a result thereof, the Company circulated revised financial statements and gave recision offers to all of the investors in the First Closing, only one of whom accepted such recision offer. All of the other investors in the First Closing affirmatively chose not to rescind. On April 12, 1996, the Company effected a second closing of the Bridge Financing (the "Second Closing") pursuant to which it received an additional $2,150,000 in gross proceeds for which it issued an aggregate of 43 Units (consisting of notes in the aggregate principal amount of $2,150,000), 296,591 shares of Common Stock, and 2,150,000 Bridge Warrants. The aggregate net proceeds from the Bridge Financing were approximately $3,230,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 551,785 shares of Common Stock (including 25 shares of Common Stock which resulted from rounding to the nearest whole share in connection with the purchase of fractional units) and 4,000,000 Bridge Warrants. The Company used the net proceeds from the Bridge Financing (i) to make a one-time payment of $350,000 to the Company's Chairman of the Board of Directors, President, and Chief Executive Officer, Dr. Hanoch Shalit, pursuant to the License Agreement and (ii) for marketing and working capital purposes.

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

         The Company believes that the net proceeds of the Initial Public Offering will be sufficient for the Company to sustain its operations and implement its business plan through at least December 31, 1998, although there can be no assurance that such net proceeds will be sufficient to finance the Company's operations for such period.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1997, the Company had net operating loss carryforwards under Section 172 of the Internal Revenue Code, as amended (the "Code"), of approximately $4,300,000 for Federal income tax purposes which may be used to offset future taxable income through 2012.


ITEM 7.  FINANCIAL STATEMENTS

         See Page F-1 hereof for the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and Officers

         The names and ages of the directors and executive officers of the Company are set forth below. All ages are as of July 1997.


                     Name     Age                    Position Held

Dr. Hanoch Shalit              44          Chairman of the Board of Directors,
                                           President, Chief Executive Officer,
                                           and Secretary

James A. Smith                 45          Chief Financial Officer

Steven Ai                      43          Director

Neal Factor                    45          Director

Simon Cross                    46          Director

Josef Weiss                    43          Director

         The Company has agreed with Dr. Shalit that he shall be entitled to a nominee on the Board of Directors until the expiration date of the last of the Company's patents. The Company has also agreed with the Underwriter that, for the period terminating on October 29, 2001, that it will use its best efforts to cause one individual designated by A.S. Goldmen & Co., Inc., the underwriter of the Initial Public Offering, and acceptable to the Company to be elected to the Board of Directors, which individual may be a director, officer, employee, or affiliate of such underwriter. Directors serve until the next annual meeting of stockholders and the election and qualification of their successors. Directors will not receive any compensation for serving on the Board of Directors. The officers are appointed by the directors and serve, subject to existing employment agreements, at the discretion of the Board of Directors. There are no family relationships among any Directors or executive officers.

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

         Simon Cross has served as a director of the Company since July 15, 1996 and served as Vice President - Marketing and Sales from January 6, 1997 until December 1997. From February 1993, Mr. Cross was the general manager of Shackman Instruments, a private company located in the United Kingdom which designs and manufactures identification cameras and associated security systems. From May 1992 to February 1993, Mr. Cross was the sales and marketing manager of Techspan Systems plc, a private company located in the United Kingdom which specializes in computer controlled large scale electronic displays. From June 1990 to May 1992, Mr. Cross was the director of X-Tek Systems Ltd., a private company located in the United Kingdom which develops and manufactures high definition microfocus x-ray systems for industrial inspection.

         Josef Weiss has been a director of the Company since May 1997. In 1992 Mr. Weiss founded, and became the managing partner of Individual & Institutional Investments, a Swiss company located in Zurich which provides profit oriented asset management in financial markets. During his studies, Mr. Weiss was professionally active as a business advisor to industrial corporations in both the financial and marketing fields. After completing his education he joined the securities department of Bank Leumi, which he left in 1982 to become an independent portfolio manager, active in the Israeli securities markets.


COMMITTEES OF THE BOARD OF DIRECTORS

         On December 17, 1996, the Company established two committees of the Board of Directors, an Audit Committee and a Compensation Committee.

         The Audit Committee reviews the engagement of the independent accountants, review and approve the scope of the annual audit undertaken by the independent accountants, and review the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The members of the Audit Committee are Messrs. Ai and Factor. The Audit Committee did not meet during the year ended December 31, 1997.

         The Compensation Committee reviews executive compensation issues. The members of the Compensation Committee are Messrs. Factor and Cross. The Compensation Committee did not meet during the year ended December 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1995, 1996 and 1997 of the Chief Executive Officer of the Company and of each executive officer of the Company whose annual compensation in 1997 exceeded $100,000 at December 31, 1997.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                          Annual Compensation                                            Long Term Compensation
                          -------------------                                            ----------------------
                                                                         Restricted               Long Term
Name and Principal   Year     Salary       Bonus         Other Annual    Stock       Options      Incentive     Other
Position                                                 Compensation    Award(s)    SARs         Plan Payouts  Compensation
-------------------- -------- ------------ ------------- --------------- ----------- ------------ ------------- ----------------

Dr. Hanoch Shalit    1997     $64,575(1)    US $0(2)      -               -           -            -
Chairman of the
Board of
Directors, Chief
Executive Officer
and Secretary        1996     $61,500      0(2)          -               -           -            -

                     1995     $60,000

Simon Cross          1997    $112,981      0             -               -           -            -
Vice President-      1996           0      0             -               -           -            -
Marketing and
Sales                1995           0      0             -               -           -            -


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

      Effective September 24, 1996, the Company entered into a five-year employment agreement with Mr. James A. Smith, the Chief Financial Officer of the Company. Under his employment agreement, Mr. Smith is to serve as the Company's Chief Financial Officer and receive an annual salary of $95,000, plus benefits. In addition, Mr. Smith's employment agreement provides that, during the term of his employment agreement and for three years thereafter, he shall not compete with the Company or disclose, without the Company's consent, confidential information that has been or will be disclosed to him by the Company. Mr. Smith's employment agreement may be terminated by the Company for any cause or no cause. In December 1997, Mr. Smith became a consultant of the Company and his employment agreement was terminated.

      In January 1996, the Company entered into a five-year employment agreement with Simon A. Cross, a Director of the Company. Under his employment agreement, Mr. Cross is to serve as the Company's Vice President Marketing and Sales and receive an annual salary of $125,000, plus benefits. In addition, Mr. Cross's employment agreement provides that, during the term of his employment agreement and for three years thereafter, he shall not compete with the Company or disclose, without the Company's consent, confidential information that has been or will be disclosed to him by the Company. In December 1997, Mr. Cross became a consultant to the Company and his employment agreement terminated. He continues to serve as a member of the Board of Directors.

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

      At March 1, 1998, no options had been granted under the Stock Option Plan. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

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

                                                                     Shares Beneficially Owned(1)

Names and Address of Beneficial Owner                      Number                                Percentage
-------------------------------------                      ------                                ----------
Dr. Hanoch Shalit(2)......................                835,177                                   22.4

James A. Smith(2).........................                   0                                       0

Carmello Cotrino..........................                663,000                                   17.8
8 Homsted Circle
Marlboro, NJ  07746

Steven Ai.................................               41,833(3)                                  1.1
c/o City Mill Co., Ltd.
600 Nimits Highway
Honolulu, Hawaii  96817

Neal Factor...............................                   0                                       0
36 W. 44th Street,
Suite 1111
New York, New York 10036

Simon Cross...............................                   0                                       0
c/o Imatec, Ltd.
150 E. 58th Street
New York, New York 10155

Josef Weiss                                                  0                                       0
c/o Imatec, Ltd.
150 E. 58th Street
New York, New York 10155

Officers and directors as a group                         876,950                                   23.5
(7 persons)

(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all Ordinary Shares shown as beneficially owned by them.
(2) The address of each of the referenced individuals is c/o the Company, 150 East 58th Street, New York, New York 10155.

(3) Includes 36,833 shares of Common Stock beneficially owned by Steven Ai and held by The Revocable Trust of David C. Ai, dated July 24, 1985, as restated, of which Steven Ai serves as Chairman and, along with two other individuals, is a trustee. Also includes 5,000 shares of Common Stock owned by Steven Ai individually.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Neal Factor, a director of the Company and an attorney who has represented the Company since inception, charged the Company legal fees including disbursements of approximately $63,000 and $93,962 in 1996 and 1997, respectively.

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

Exhibit   Exhibit
No.

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

10.5(3) License Agreement by and between the Company and Dr. Hanoch Shalit as amended

10.6(3) Form of Indemnification Agreement entered into with officers and directors.

10.7(2) Lease for the Company's principal offices located at 150 E. 58th Street, New York, NY 10155.

10.8(3)   Form of Stock Option Plan.

10.9(5) Acquisition Agreement dated as of September 10, 1997, as amended between the Company and Dr. Hanoch Shalit.

10.10     Employment Agreement by and between the Company and Simon A. Cross.

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

(5) Incorporated by reference to Exhibit (c) to the Schedule 13E-3, dated November 6, 1997, as amended on November 26, 1997 and March 4, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IMATEC, LTD.



Date: April 6, 1998               By:/s/ Hanoch Shalit
                                     -----------------
                                     Hanoch Shalit
                                     Chairman of the Board of Directors,
                                     President, and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                                        Title                              Date
/s/ Hanoch Shalit                      Chairman of the Board of Directors,        April 6, 1998
-----------------                      President and Chief Executive Officer
   Hanoch Shalit

/s/ James A. Smith                     Chief Financial Officer                    April 6, 1998
------------------
   James A. Smith

/s/ Steven Ai                          Director                                   April 6, 1998
-------------
    Steven Ai

/s/ Neal Factor                        Director                                   April 6, 1998
---------------
    Neal Factor

/s/ Simon Cross                        Director                                   April 6, 1998
---------------
    Simon Cross

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS



                                      INDEX

INDEPENDENT AUDITORS' REPORT                                   F-2

BALANCE SHEET - December 31, 1996 and 1997                     F-3

STATEMENT OF OPERATIONS - November 17, 1988 (Inception)        F-4
to December 31, 1997 (Cumulative) and years ended
December 31, 1996 and 1997

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY - November         F-5
17, 1988 (Inception) to December 31, 1997

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception)        F-6
to December 31, 1997 (Cumulative) and years ended
December 31, 1996 and 1997

NOTES TO FINANCIAL STATEMENTS                                  F-7 - F-12

Stockholders and Board of Directors                             January 29, 1998
Imatec, Ltd.                                                   (February 13, and
New York, New York                                                March 9, 1998,
                                                                  as to Note 12)

                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying balance sheet of Imatec, Ltd. (A Development Stage Enterprise) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 1996 and 1997 and November 17, 1988 (Inception) to December 31, 1997 (Cumulative). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imatec, Ltd. (A Development Stage Enterprise), as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997 and November 17, 1988 (Inception) to December 31, 1997(Cumulative) in conformity with generally accepted accounting principles.


                                               /s/ Most Horowitz & Company, LLP
                                               ---------------------------------
                                                   Most Horowitz & Company, LLP

New York, New York

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                                                          December 31
                                                                             ----------------------------------

                                                     ASSETS

                                                                                  1996                 1997
                                                                                  ----                 ----
CURRENT ASSETS

   Cash (Note 4)                                                             $    510,713          $     98,015

   Marketable Securities (Note 5)                                               4,702,315             3,726,004

   Other Current Assets                                                           144,613                21,126
                                                                                  -------                ------

       TOTAL CURRENT ASSETS                                                     5,357,641             3,845,145

FIXED ASSETS (net of accumulated depreciation of $12,803 and                      117,596                93,902
 $43,017 at December 31, 1996 and 1997, respectively)

DEPOSIT                                                                            17,920                17,920
                                                                                  -------               -------

       TOTAL ASSETS                                                          $  5,493,157          $  3,956,967
                                                                             ============          ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts Payable and Accrued Expenses                                     $     96,326          $     67,736
                                                                             ------------          ------------

       TOTAL LIABILITIES                                                           96,326                67,736
                                                                             ------------          ------------

COMMITMENTS AND CONTINGENCY (Notes 8, 9 and 11)

STOCKHOLDERS' EQUITY (Note 3)

   Preferred Stock, $.0001 par value; authorized - 2,000,000 shares;
     issued and outstanding - none

   Common Stock, $.0001 par value; authorized - 20,000,000 shares;                    373                   373
     issued and outstanding -- 3,735,201 in 1996 and
     1997

   Additional paid-in capital                                                   8,749,185             8,749,185

   Deficit accumulated during the development stage                            (3,352,727)           (4,860,327)
                                                                             ------------          ------------

       TOTAL STOCKHOLDERS' EQUITY                                               5,396,831             3,889,231
                                                                             ------------          ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  5,493,157          $  3,956,967
                                                                             ============          ============

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                       Years Ended December 31,
                                                       ------------------------            November 17, 1988
                                                                                             (Inception) to
                                                                                           December 31, 1997
                                                         1996                 1997            (Cumulative)
                                                         ----                 ----            ------------
 INCOME-consulting fees                                                                     $      133,973
                                                                                            --------------

 EXPENSES

    Royalties (Note 8)                            $     (144,084)     $     (150,675)             (714,759)

    Research and development                            (137,970)            (66,695)             (542,054)

    General and administrative                          (920,705)         (1,513,797)           (3,033,115)
                                                  ---------------     ---------------       ---------------

           TOTAL EXPENSES                             (1,202,759)         (1,731,167)           (4,289,928)
                                                  ---------------     ---------------       ---------------

           LOSS FROM OPERATIONS                       (1,202,759)         (1,731,167)           (4,155,955)

 INTEREST AND AMORTIZATION
     AND WRITE-OFF OF DISCOUNT AND DEBT
     ISSUANCE COSTS (Note 3)                          (2,138,804)                               (2,211,400)

 INTEREST INCOME                                         104,233             223,567               342,316
                                                  --------------      --------------        --------------

           LOSS BEFORE EXTRAORDINARY INCOME           (3,237,330)         (1,507,600)           (6,025,039)

 EXTRAORDINARY INCOME FROM FORGIVENESS OF
     INDEBTEDNESS                                      1,164,712                                 1,164,712
                                                  --------------      --------------        --------------
           NET LOSS                               $   (2,072,618)     $   (1,507,600)       $   (4,860,327)
                                                  ===============     ===============       ===============

 AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (Note 2)                       4,415,123           5,295,201             4,423,669
                                                  ===============     ===============       ===============

 LOSS PER COMMON SHARE
    Loss before extraordinary income                      $(0.73)             $(0.28)               $(1.36)

    Extraordinary Income                                    0.26                                      0.26
                                                          -------             -------               -------
           NET LOSS                                       $(0.47)             $(0.28)               $(1.10)
                                                          =======             =======               =======

                        See Notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
               NOVEMBER 17, 1988 (INCEPTION) TO DECEMBER 31, 1997

                                                                                               Deficit
                                                                                             Accumulated
                                                  Common Stock             Additional         During the
                                              ----------------------        Paid-In          Development
                                              Shares          Amount        Capital             Stage             Total
                                              ------          ------        -------             -----             ------
Issuance of shares                           1,105,000        $111         $      889                          $      1,000
Contribution of shares                         (82,875)         (8)                 8
Issuance of shares                              55,250           5            499,995                               500,000
Issuance of shares                              27,625           3                 (3)
Contribution of shares                         (12,615)         (1)                 1
Issuance of shares                              12,615           1            114,223                               114,224
Net loss for the period inception
   to December 31, 1994                                                                       $ (617,515)          (617,515)
                                          ------------        ----         ----------         ----------         ----------
     Balance - December 31, 1994             1,105,000         111            615,113           (617,515)            (2,291)

Issuance of shares                           1,105,000         110                                                      110
Issuance of shares and warrants
   in bridge financing                         262,091          26            714,156                               714,182
Expenses of bridge financing                                                 (136,188)                             (136,188)
Net loss for the year ended
  December 31, 1995                                                                             (662,594)          (662,594)
                                          ------------        ----         ----------        -----------         ----------
     Balance - December 31, 1995             2,472,091         247          1,193,081         (1,280,109)           (86,781)

Cancellation of shares of
   bridge financing                             (6,897)         (1)           (16,973)                              (16,974)
Issuance of shares and warrants
   in bridge financing                         296,591          30            808,152                               808,182
Expenses of bridge financing                                                 (118,535)                             (118,535)
Issuance of shares and warrants
   in public offering                        1,000,000         100          6,149,950                             6,150,050
Expenses of public offering                                                (1,367,163)                           (1,367,163)
Cancellation of shares of
   bridge financing restructuring             (551,785)        (56)                                                     (56)
Issuance of shares in bridge
   financing restructuring                     525,201          53          2,100,673                             2,100,726
Net loss for the year ended
   December 31, 1996                                                                          (2,072,618)        (2,072,618)
                                          ------------        ----         ----------         ----------         ----------
     Balance - December 31, 1996             3,735,201         373          8,749,185         (3,352,727)         5,396,831

Net Loss for the year ended
   December 31, 1997                                                                          (1,507,600)        (1,507,600)
                                          ------------        ----         ----------         ----------         ----------

     Balance - December 31, 1997             3,735,201        $373         $8,749,185        ($4,860,327)        $3,889,231
                                          ============        ====         ==========         ==========         ==========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                                        November 17, 1988
                                                                                                          (Inception) to
                                                                                                         December 31, 1997
                                                                        Years Ended December 31,           (Cumulative)
                                                                     -----------------------------       -----------------
                                                                        1996               1997
                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES                                 ($2,072,618)     ($1,507,600)         ($4,860,327)
  Net loss
  Adjustments to reconcile net loss to net cash used in
    operating activities
  Amortization and write-off of discount and debt issuance
    costs                                                              1,862,343                             1,914,490
  Depreciation and other amortization                                     12,803           24,317               37,977
  Net loss on disposal of fixed assets                                                      5,932                5,932
  Forgiveness of indebtedness                                         (1,164,712)                           (1,164,712)
  Increase (decrease) in cash flows from
     Other current assets                                               (134,898)         123,487,             (21,126)
     Deposit                                                             (17,920)                              (17,920)
     Accounts payable and accrued expenses                               (26,026)         (28,590)             358,119
                                                                     -----------      -----------          -----------

      NET CASH USED IN OPERATING ACTIVITIES                           (1,541,028)      (1,382,454)          (3,747,567)
                                                                     -----------      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of marketable securities                         5,723,823        4,702,315            6,750,134
  Investments in marketable securities                                (9,075,287)      (3,726,004)         (10,476,139)
  Purchases of fixed assets                                             (130,399)         (11,968)            (142,979)
  Other                                                                                     5,413                5,413
                                                                     -----------      -----------          -----------
      NET CASH (USED IN) PROVIDED BY INVESTMENT ACTIVITIES            (3,481,863)         969,756           (3,863,571)
                                                                     -----------      -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from public offering (net of conversion of bridge notes payable and accrued interest of $1,960,671 and expenses of
    $1,367,163)                                                        4,782,887                             4,782,887
  Proceeds from bridge financing (net of expenses of $305,434 and
    exchange notes payable of $50,000)                                 1,794,566                             3,211,177
  Proceeds from issuance of common stock                                                                       615,334
  Proceeds from other notes payable                                                                            175,000
  Payment of notes payable                                            (1,075,000)                           (1,075,000)
  Payment of organization costs                                                                                   (245)
                                                                     -----------      -----------          -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                        5,502,453                             7,709,153
                                                                     -----------      -----------          -----------
      INCREASE (DECREASE) IN CASH                                        479,562         (412,698)              98,015

CASH - beginning                                                          31,151          510,713
                                                                     -----------      -----------          -----------

CASH - ending                                                         $  510,713       $   98,015           $   98,015
                                                                     ===========      ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for income taxes                                          $    4,670       $    4,383           $   12,797
                                                                      ==========       ==========           ==========
  Cash paid for interest                                              $    3,573             NONE           $    6,818
                                                                      ==========       ==========           ==========

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

      Marketable Securities

     Marketable securities have been classified as available-for-sale and recorded at fair value.

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

      Research and Development Costs and Royalty Expenses

      Research and development costs and royalty expenses (Note 8) have been charged to operations as incurred.

      Advertising Costs

      Advertising costs have been charged to operations as incurred and were included in general and administrative expenses. For the years ended December 31, 1996 and 1997, advertising costs were $202,167 and $1,666, respectively.

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

      Fully-dilutive loss per common share has not been presented because it was anti-dilutive. Effective February 1997, the Company adopted SFAS No.128 "Earnings Per Share" without material effect.


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

      The Company received net proceeds from the private placement of $1,517,834 and $1,811,635, respectively, after disbursements of:

                                       November 30, 1995         April 12, 1996
                                       -----------------         --------------


  Commission                                $ 190,000             $ 210,000
  Non-accountable expense allowance            57,000                63,000
  Other expenses of placement agent            10,166                15,365
  Exchanges of notes payable                  125,000                50,000
                                              -------                ------

                                            $ 382,166              $338,365
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

      Consequently, the Company converted $1,950,000 principal amount of Bridge Notes and $150,672 of accrued interest thereon into 525,201 shares of common stock and repaid $1,025,000 of principal amount of Bridge Notes. In addition, all 551,785 shares of common stock and the balance of 2,050,000 Bridge Warrants issued in the Bridge Financing were returned to the Company and 1,950,000 of Bridge Warrants were exchanged for Redeemable Warrants upon the closing of the public offering. As a result of the restructuring, the Company wrote-off unamortized loan discount of $726,602 and deferred loan costs of $167,593 and the recognized forgiveness of indebtedness income of $1,164,712.

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
                                                                     -----------
                                                                      $1,367,163
                                                                     ===========

      Stock Option Plan

      In February 1996, the Company adopted a nonqualified stock option plan under which it may grant up to 500,000 shares of common stock. The Company may not grant any options with a purchase price less than fair market value of the common stock as of the date of the grant. Through December 31, 1997, the Company had not granted any options under the Plan.

      Reserved Shares

      As of December 31, 1997, the Company has reserved the following shares of common stock:

             Redeemable warrants                                       6,550,000
             Underwriter's warrants                                      500,000
             Stock option plan                                           500,000
                                                                      ----------
                                                                       7,550,000
                                                                      ==========


4.    CONCENTRATION OF CASH

      The Company from time to time has cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.


5.    MARKETABLE SECURITIES

      As of December 31, 1996 and December 31, 1997, the fair value of marketable securities, which approximated unamortized cost, were as follows:

                                               1996                     1997
                                            -------------            -----------

      Money Market Mutual Fund                                       $ 3,726,004
      U.S. Treasury Bill                    $   3,638,426
      U.S. Government Money Market Fund         1,063,889
                                            -------------            -----------
                                            $   4,702,315            $ 3,726,004
                                            =============            ===========

6.    INCOME TAXES

      As of December 31, 1996 and 1997, the tax effects of timing differences between financial statement and income tax reporting were as follows:

                                                      December 31,
                                         --------------------------------------
                                             1996                      1997
                                         -----------               -----------

    Research and development costs       $   190,000               $   215,000
    Net operating loss carryforward        1,120,000                 1,700,000
                                           ---------                 ---------
                                           1,310,000                 1,915,000
    Valuation allowance                   (1,310,000)               (1,915,000)
                                           ---------                 ---------
                                              None                      None
                                           =========                 =========

      As of December 31, 1997, the Company has net operating loss carryforwards available to reduce future taxable income of approximately $4,300,000 expiring through 2012.


7.    RELATED PARTY TRANSACTIONS

      During the years ended December 31, 1996 and 1997, a director was paid attorney's fees of $63,093 and $93,962, respectively. During the year ended December 31, 1997, a relative of a stockholder/officer was paid a consulting fee of $20,160.


8.    LICENSE AGREEMENT

      The Company is committed under a license from a stockholder/officer (President, Chief Executive Officer and Chairman of the Board) of the Company to make, use, sell and otherwise exploit certain technologies under patents (Note
12), including future technologies. The Company paid the stockholder/officer a non-refundable advance royalty of $350,000 in January 1996 and, commencing July 1, 1995, an annual royalty of $140,000. If the stockholder/officer ceases to be employed by the Company, the annual royalty increases to $250,000. The annual royalty shall increase at the rate of 5%, per annum. The license agreement shall end when the last patent expires.


9.    EMPLOYMENT AGREEMENTS

      The Company is committed under an employment agreement with a stockholder to be President, Chief Executive Officer and Chairman of the Board of Directors expiring on the earlier of July 1, 2000, the Company being no longer involved in the technology business or a bankruptcy, merger or reorganization of the Company. Compensation under the agreement shall be $60,000, per year, 5% annual increases and a bonus equal to 1% of annual sales. In addition, the employee shall receive director's and officer's liability insurance, an automobile lease up to $8,400, per year, disability insurance for 60% of salary through age 65, Company paid disability of 40% of salary for one year and a life insurance policy of $1,000,000.

      Effective September 24, 1996, the Company entered into an employment agreement with a Chief Financial Officer expiring September 23, 2001. The agreement provides for annual compensation of $95,000. As of December 31, 1997, the Agreement was terminated.

10.   PROFIT-SHARING PLAN

      The Company has a discretionary, defined-contribution profit-sharing plan covering all of its eligible employees. The Company made no contributions for the years ended December 31, 1996 and 1997.


11.   COMMITMENT AND CONTINGENCY

      Lease

      Effective February 1996, the Company entered into a noncancellable lease for office space through January 1999, requiring minimum rent plus additional rent for increases in real estate taxes and operating expenses. The lease is guaranteed by a stockholder/officer.

      As of December 31, 1997, the future minimum aggregate annual payments under the lease were as follows:

      Years Ending
      December 31,
      ------------
          1998                                           $  77,034
          1999                                              11,006
                                                         ---------
                                                         $  88,040
                                                         =========

      For the years ended December 31, 1996 and 1997, rent expense was $63,038 and $70,104.

     Litigation

     In November 1997, two shareholders commenced an action against the Company, alleging breaches of certain obligations related to raising of funds, and are seeking $3,000,000. The Company intends to vigorously defend against this action.

12.   SUBSEQUENT EVENT

     On February 13, 1998, the Company filed a patent infringement complaint for $1.1 billion against Apple Computer Corp. (Apple), alleging infringement on all the Company's patents (Note 8). On March 9, 1998, Apple counterclaimed, alleging the patents are invalid. If the patents are held invalid, the Company's patents may be deemed worthless and the Company may still be required to continue royalty payments.