Form 10KSB/A
period 1997-12-31
IMATEC LTD
filed 1998-04-16
CIK 1004913

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

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

         In February 1998 the Company filed a Patent Infringement Complaint for $1.1 billion against Apple Computer Corp. ("Apple") in the United States District Court, Southern District, New York. The suit alleges that Apple has infringed on three United States Letters Patent, issued to Dr. Shalit, by its making, using, and/or selling its "ColorSync" color management systems and inducing others to do so. The patents cited in the suit are exclusively licensed by Dr. Shalit to the Company and include: U.S. Letters Patent No. 4,939,581 entitled, "Method and System in Video Image Hard Copy Reproduction," No. 5,115,229 entitled "Method and System in Video Image Reproduction" and No. 5,345,315 entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control."

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

ITEM 3.  LEGAL PROCEEDINGS


         In February 1998, the Company filed a patent infringement complaint for $1.1 billion against Apple Computer Corp. ("Apple") in the United States District Court, Southern District, New York. The suit alleges that Apple has infringed on three United States Letters Patent, issued to Dr. Shalit, by its making, using, and/or selling its ColorSync color management systems and inducing others to do so. The patents cited in the suit are exclusively licensed by Dr. Shalit to the Company and include: US Letters Patent No. 4,939,581 entitled, "Method and System in Video Image Hard Copy Reproduction." No. 5,115,229 entitled "Method and System in Video Image Reproduction" and No. 5,345,315 entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control." The complaint claims Apple's acts of infringement are being committed willfully and without the Company's consent and with full knowledge by them of the Company's rights thereunder. The Company is seeking a preliminary and permanent injunction enjoining Apple from infringing, inducing others or contributing to the infringement of the Company's patents. A trial by jury has been demanded on all issues.

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


                                  IMATEC, LTD.



Date: April 16, 1998               By:/s/ Hanoch Shalit
                                     -----------------
                                     Hanoch Shalit
                                     Chairman of the Board of Directors,
                                     President, and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                                        Title                              Date
/s/ Hanoch Shalit                      Chairman of the Board of Directors,        April 16, 1998
-----------------                      President and Chief Executive Officer
   Hanoch Shalit

/s/ James A. Smith                     Chief Financial Officer                    April 16, 1998
------------------
   James A. Smith

/s/ Steven Ai                          Director                                   April 16, 1998
-------------
    Steven Ai

/s/ Neal Factor                        Director                                   April 16, 1998
---------------
    Neal Factor

/s/ Simon Cross                        Director                                   April 16, 1998
---------------
    Simon Cross

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