Form 10QSB
period 1998-03-31
IMATEC LTD
filed 1998-05-15
CIK 1004913

              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 for the transition period from ___   to ___.

                        Commission File Number 0-21752

                                 IMATEC, LTD.
                (Name of small business issuer in its charter)

                 Delaware                                11-3289398
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
            of incorporation)

          150 East 58th Street                              10155
           New York, New York                             (Zip Code)
(Address of principal executive offices)

              (212) 826-0440
        (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                   ---      ----
The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of May 8, 1998 was 3,735,201.

Transitional small business disclosure format:  Yes      No  X
                                                   ---      ----

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                             FINANCIAL STATEMENTS


                                     INDEX

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------
BALANCE SHEET - December 31, 1997 and March 31, 1998                           3

STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to March 31, 1998
(Cumulative) and Three months ended March 31, 1997 and 1998                    4

STATEMENT OF STOCKHOLDERS' EQUITY - Three months ended March 31, 1998          5

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to March 31, 1998
(Cumulative) and Three months ended March 31, 1997 and 1998                    6

NOTES TO FINANCIAL STATEMENTS                                                  7

ITEM 2.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS                                                        7

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1. LEGAL PROCEEDINGS                                                      8
-------
ITEM 2. CHANGES IN SECURITIES                                                  8
-------
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                        8
-------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    8

SIGNATURES                                                                     9

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                                                         March 31, 1998      December 31, 1997
                                                                                             -----------------
                                                                          (UNAUDITED)
                                                                          -----------
                                    ASSETS
CURRENT ASSETS
Cash                                                                          $43,339            $  98,015
Marketable Securities                                                       3,595,077            3,726,004
Other Current Assets                                                           17,798               21,126
                                                                          -----------          -----------
     TOTAL CURRENT ASSETS                                                   3,656,214            3,845,145

FIXED ASSETS (net of accumulated depreciation
  of $43,017 and $ 48,568 at December 31, 1997 and
  March 31, 1998, respectively)                                                88,351               93,902
DEPOSIT                                                                        17,920               17,920
                                                                          -----------          -----------
     TOTAL ASSETS                                                         $ 3,762,485          $ 3,956,967
                                                                          ===========          ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                        $ 47,317             $ 67,736
                                                                          -----------          -----------
     TOTAL LIABILITIES                                                         47,317               67,736
                                                                          -----------          -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized -
  2,000,000 shares; issued and outstanding - none
Common Stock, $.0001 par value;  authorized -
  20,000,000 shares; issued and outstanding -
  3,735,201 in December 31, 1997 and March 31, 1998                               373                  373

Additional paid-in capital                                                  8,749,185            8,749,185
Deficit accumulated during the development stage                           (5,034,390)          (4,860,327)
                                                                          -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                                             3,715,168            3,889,231
                                                                          -----------          -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,762,485           $3,956,967
                                                                          ===========           ==========

                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                         Three months ended March 31,
                                                                                                            November 17, 1988
                                                                                                              (Inception) to
                                                                                                              March 31, 1998
                                                                         1998                   1997           (cumulative)
                                                                         ----                   ----        ------------------
INCOME - consulting fees                                                                                           $133,973
                                                                                                               ------------
EXPENSES
     Royalties                                                        $  (38,588)            $  (36,750)           (753,347)
     Research and Development                                                  0                (17,833)           (542,054)
     General and Administrative                                         (182,083)              (298,439)         (3,215,198)
                                                                      ----------             ----------        ------------
         TOTAL EXPENSES                                                 (220,671)              (353,022)         (4,510,599)
                                                                      ----------             ----------        ------------
         LOSS FROM OPERATIONS                                           (220,671)              (353,022)         (4,376,626)

INTEREST EXPENSE AND AMORTIZATION AND WRITE-OFF
  OF DISCOUNT AND DEBT ISSUANCE COSTS                                                                            (2,211,400)
INTEREST INCOME                                                           46,608                 61,531             388,924
                                                                          ------                 ------             -------
  LOSS BEFORE EXTRAORDINARY INCOME                                      (174,063)              (291,491)         (6,199,102)

EXTRAORDINARY INCOME FROM FORGIVENESS OF INDEBTEDNESS                                                             1,164,712
                                                                      ----------             ----------        ------------
         NET LOSS                                                     $ (174,063)            $ (291,491)       $ (5,034,390)
                                                                      ==========             ==========        ============
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                            5,295,201              5,295,201           4,446,698
                                                                      ==========             ==========        ============
LOSS PER COMMON SHARE
  Loss before extraordinary income                                        ($0.03)                ($0.06)             ($1.40)
  Extraordinary income                                                                                                  .27
                                                                      ----------             ----------        ------------
        NET LOSS                                                          ($0.03)                ($0.06)             ($1.13)
                                                                          ======                 ======              ======

                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                      COMMON            STOCK                             During
                                                      ------            -----        Additional             the
                                                                                       Paid-in           Development
                                                      Shares            Amount         Capital             Stage           Total
                                                      ------            ------       ----------         ------------       -----
Balance December 31, 1997                           3,735,201           $ 373        $8,749,185         $(4,860,327)    $ 3,889,231

Net loss for the 3 months ended March 31, 1998                                                             (174,063)       (174,063)
                                                    ---------           ------       ----------         -----------     -----------
  Balance March 31, 1998                            3,735,201           $ 373        $8,749,185         $(5,034,390)    $ 3,715,168
                                                    =========           =====        ==========         ===========     ===========

                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                                              November 17, 1988
                                                                                                                (Inception) to
                                                                                                                March 31, 1998
                                                                              1998               1997            (Cumulative)
                                                                              ----               ----          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 ($174,063)          ($291,491)         ($5,034,390)
Adjustments to reconcile net loss to net cash used in
 operating activities
   Amortization and write-off of discount and debt
    issuance costs                                                                                                  1,914,490
   Depreciation and other amortization                                         5,551               5,647               43,528
   Net loss on disposal of fixed assets                                                                                 5,932
   Forgiveness of indebtedness                                                                                     (1,164,712)
   Increase (decrease) in cash flows from
    Other current assets                                                       3,328            (150,003)             (17,798)
    Deposit                                                                                         (325)             (17,920)
    Accounts payable and accrued expenses                                    (20,419)            (34,677)             337,700
                                                                           ----------          ---------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                       (185,603)           (470,849)          (3,933,170)
                                                                           ----------          ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of marketable securities                                 130,927              82,603            6,881,061
 Investments in marketable securities                                                                             (10,476,139)
 Other                                                                                                                  5,413
 Purchases of fixed assets                                                                        (4,877)            (142,979)
                                                                           ----------          ---------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          130,927              77,726           (3,732,644)
                                                                           ----------          ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
 notes payable and accrued interest of $1,960,671 and expenses
 of $1,367,163)                                                                                                     4,782,887
Proceeds from bridge financing (net of expenses of
 $305,434 and exchange of notes payable of $50,000                                                                  3,211,177
Proceeds from issuance of common stock                                                                                615,334
Proceeds from other notes payable                                                                                     175,000
Payment of organization expenses                                                                                         (245)
Payments of notes payable                                                       --                   --            (1,075,000)
                                                                           ----------          ---------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       --                   --             7,709,153
                                                                           ----------          ---------          -----------
INCREASE (DECREASE) IN CASH                                                  (54,676)           (393,123)              43,339
CASH - beginning                                                              98,015             510,713
                                                                           ----------          ---------          -----------
CASH - end                                                                  $ 43,339           $ 117,590             $ 43,339
                                                                           =========           =========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for income taxes                                                  $ 9,686             $ 4,353             $ 22,453
                                                                             =======             =======             ========
 Cash paid for interest                                                          $ 0                 $ 0               $6,818
                                                                                 ===                 ===               ======

                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto included in Form 10-KSB for the year ended December 31, 1997 of Imatec, Ltd. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. LOSS PER SHARE

Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three months ended March 31, 1998. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was organized on November 17, 1988 and is in the development stage. To date, the Company's activities have primarily consisted of research and development activities with respect to the development of the Company's technology and an Imatec 20/20 System for the medical diagnostic imaging field. During this time, the Company has received only minimal revenues from limited non-recurring consulting activities. The Company has ceased development of the Imatec 20/20 System and has refocused its efforts on the licensing of the Company's proprietary technology for imaging and other applications.

The Company believes, based upon its operating plan, that the Company's available cash resources will be sufficient for the Company :(i) to engage in licensing the Company's technology for medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology,
(iii) to continue research and development activities with respect to other applications of the Company's technology in other imaging fields, such as graphic arts, computer, cinematography and television/video, and (iv) otherwise conduct its operations at least through the year ending December 31, 1998.

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

General and administrative expenses for the three months ended March 31,1998 decreased by $116,356 (39%) from $298,439 in 1997 to $182,083 in 1998. Most of this decrease is the result of decreased personnel and professional fees.

For the three months ended March 31, 1998, interest income decreased from $61,531 for 1997 to $ 46,608 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at March 31, 1998 the Company had an accumulated stockholders' deficit of $ 5,034,390. The Company has continued to incur losses since March 31, 1998.


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


                                       IMATEC, LTD.






                                       By:  Hanoch Shalit
                                          ------------------------------------
                                       Chairman of the Board of Directors,
                                       President, and Chief Executive Officer

                                       Dated: May 14, 1998

                                       By:  James Smith
                                          ------------------------------------
                                            Chief Financial Officer

                                       Dated: May 14, 1998