Form 10QSB
period 1998-06-30
IMATEC LTD
filed 1998-08-14
CIK 1004913

              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from _______ to _________. .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of August 13, 1997 was 3,735,201.

Transitional small business disclosure format:    Yes    No   X
                                                      ---    ---

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                             FINANCIAL STATEMENTS


                                     INDEX

                                             PART I. FINANCIAL INFORMATION
                                             -----------------------------

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET - December 31, 1997 and June 30, 1998                                       3

STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to June 30, 1998
(Cumulative) and Three and six months ended
June 30, 1997 and 1998                                                                    4

STATEMENT OF STOCKHOLDERS' EQUITY - Six months
ended June 30, 1998                                                                       5

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to June 30, 1998
(Cumulative) and Six months ended June 30, 1997
and 1998                                                                                  6

NOTES TO FINANCIAL STATEMENTS                                                             7

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND  RESULTS OF OPERATIONS                                            7

                                             PART II. OTHER INFORMATION
                                             --------------------------

ITEM 1. LEGAL PROCEEDINGS                                                                 9

ITEM 2. CHANGES IN  SECURITIES                                                            9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                   9
------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS                                                                          9

SIGNATURES                                                                                10


                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET

                                    ASSETS

                                                                    June 30, 1998             December
                                                                                              31, 1997
                                                                                              --------
                                                                      (UNAUDITED)
                                                                      -----------
CURRENT ASSETS
Cash                                                                 $     2,651            $    98,015
Marketable Securities                                                  3,404,037              3,726,004
Other Current Assets                                                      53,341                 21,126
                                                                     -----------            -----------
     TOTAL CURRENT ASSETS                                              3,460,029              3,845,145

FIXED ASSETS (net of accumulated depreciation
     of $43,017 and $ 53,318 at December 31,
     1997 and June 30, 1998, respectively)
                                                                          83,601                 93,902
DEPOSIT                                                                   17,920                 17,920
                                                                     -----------            -----------
     TOTAL ASSETS                                                    $ 3,561,550            $ 3,956,967
                                                                     ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                $     8,157            $    67,736
                                                                     -----------            -----------
     TOTAL LIABILITIES                                                     8,157                 67,736
                                                                     -----------            -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000
     shares; issued and outstanding - none
Common Stock, $.0001 par value;  authorized -
     20,000,000 shares; issued and outstanding - 3,735,201
     in December 31, 1997 and June 30, 1998                                  373                    373

Additional paid-in capital                                             8,749,185              8,749,185
Deficit accumulated during the development stage                      (5,196,165)            (4,860,327)
                                                                     -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY                                        3,553,393              3,889,231
                                                                     -----------            -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                         $ 3,561,550            $ 3,956,967
                                                                     ===========            ===========

                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months Ended June 30,          Six Months Ended June 30,
                                          ---------------------------          -------------------------
                                                                                                             November 17, 1988
                                            1998              1997             1998               1997           (Inception)
                                            ----              ----             ----               ----               to
                                                                                                                June 30,1998
                                                                                                                (cumulative)
INCOME - consulting fees                         $0                $0                $0                $0          $133,973
                                        -----------       -----------       -----------       -----------       -----------

EXPENSES
     Royalties                              (38,587)          (36,750)          (77,175)          (73,500)         (791,934)
     Research and Development                     0           (36,380)                0           (54,213)         (542,054)
     General and Administrative            (167,856)         (415,123)         (349,939)         (713,562)       (3,383,054)
                                        -----------       -----------       -----------       -----------       -----------
         TOTAL EXPENSES                    (206,443)         (488,253)         (427,114)         (841,275)       (4,717,042)
                                        -----------       -----------       -----------       -----------       -----------

         LOSS FROM OPERATIONS              (206,443)         (488,253)         (427,114)         (841,275)       (4,583,069)

INTEREST EXPENSE AND
     AMORTIZATION AND WRITE-
     OFF OF DISCOUNT AND DEBT
     ISSUANCE COSTS
                                                                                                                 (2,211,400)
INTEREST INCOME                              44,668            58,505            91,276           120,036           433,592
                                        -----------       -----------       -----------       -----------       -----------
     LOSS BEFORE
     EXTRAORDINARY INCOME                  (161,775)         (429,748)         (335,838)         (721,239)       (6,360,877)

EXTRAORDINARY INCOME
     FROM FORGIVENESS OF
     INDEBTEDNESS
                                                                                                                  1,164,712
                                        -----------       -----------       -----------       -----------       -----------
        NET LOSS                          $(161,775)        $(429,748)        $(335,838)        $(721,239)      $(5,196,165)
                                        ===========       ===========       ===========       ===========       ===========

AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                   5,295,201         5,295,201         5,295,201         5,295,201         4,468,542
                                        ===========       ===========       ===========       ===========       ===========

LOSS PER COMMON SHARE
  Loss before extraordinary income            $(.03)            $(.08)            $(.06)            $(.14)           $(1.42)
  Extraordinary income                                                                                                  .26
                                        -----------       -----------       -----------       -----------       -----------
        NET LOSS                              $(.03)            $(.08)            $(.06)            $(.14)           $(1.16)
                                        ===========       ===========       ===========       ===========       ===========

                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

                                                                                         Deficit
                                          COMMON STOCK                                 Accumulated
                                          ------------                                   During
                                                                      Additional           the
                                                                       Paid-in         Development
                                    Shares            Amount           Capital            Stage             Total
                                   ---------       -----------       -----------      -----------       -----------
Balance December 31, 1997          3,735,201       $       373       $ 8,749,185      $(4,860,327)      $ 3,889,231

Net loss for the six months
ended June 30, 1998                                                                      (335,838)         (335,838)
                                   ---------       -----------       -----------      -----------       -----------
  Balance June 30, 1998            3,735,201       $       373       $ 8,749,185      $(5,196,165)      $ 3,553,393
                                  ==========       ===========       ===========      ===========       ===========

                       See notes to financial statements

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,

                                                                                1998               1997         November 17,1988
                                                                                ----               ----          (Inception) to
                                                                                                                  June 30, 1998
                                                                                                                   (Cumulative)
                                                                                                                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $ (335,838)        $ (721,239)        $ (5,196,165)
Adjustments to reconcile net loss to net cash    used in operating
activities
     Amortization and write-off of discount and debt
     issuance costs                                                                                                  1,914,490
     Depreciation and other amortization                                        10,301             11,418               48,278
     Net loss on disposal of fixed assets                                                                                5,932
     Forgiveness of indebtedness                                                                                    (1,164,712)
     Increase (decrease) in cash flows from
       Other current assets                                                    (32,215)           (50,536)             (53,341)
       Deposit                                                                                       (325)             (17,920)
       Accounts payable and accrued expenses                                   (59,579)           (61,948)             298,540
                                                                             ---------          ---------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                         (417,331)          (822,630)          (4,164,898)
                                                                             ---------          ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                321,967          1,037,829            7,072,101
    Investments in marketable securities                                                                          (10,476,139)
    Other                                                                                                                5,413
    Purchases of fixed assets                                                                      (4,877)            (142,979)
                                                                             ---------          ---------          -----------
NET CASH PROVIDED BY  (USED IN)
    INVESTING ACTIVITIES
                                                                               321,967          1,032,952           (3,541,604)
                                                                             ---------          ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
    notes payable and accrued interest of $1,960,671 and
    expenses of $1,367,163)                                                                                          4,782,887
Proceeds from bridge financing (net of expenses  of
    $305,434 and exchange of notes payable of $50,000)                                                               3,211,177
Proceeds from issuance of common stock                                                                                 615,334
Proceeds from other notes payable                                                                                      175,000
Payment of organization expenses                                                                                          (245)
Payments of notes payable                                                                                           (1,075,000)
                                                                             ---------          ---------          -----------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES
                                                                                     0                  0            7,709,153
                                                                             ---------          ---------          -----------

INCREASE (DECREASE) IN CASH                                                    (95,364)           210,322                2,651

CASH - beginning                                                                98,015            510,713
                                                                             ---------          ---------          -----------

CASH - end                                                                     $ 2,651          $ 721,035               $2,651
                                                                             =========          =========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
   Cash paid for income taxes                                                 $ 21,464            $ 4,353             $ 34,231
                                                                             =========          =========          ===========
   Cash paid for interest                                                          $ 0                $ 0              $ 6,818
                                                                             =========          =========          ===========

                       See notes to financial statements
                                       6

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

2. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1997 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three and six months ended June 30, 1997 and 1998. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share", which changes the calculations and disclosures of earnings per share. As of January 1, 1997 the Company adopted Statement No. 128 without material effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company was organized on November 17, 1988 and is in the development stage. To date, the Company's activities have primarily consisted of research and development activities with respect to the development of the Company's technology and an Imatec 20/20 System for the medical diagnostic imaging field. During this time, the Company has received only minimal revenues from limited non-recurring consulting activities. The Company has ceased development of the Imatec 20/20 System and has refocused its efforts on the licensing of the Company's proprietary technology for imaging and other applications and the conduct of litigation in defense of its patents.

The Company believes, based upon its operating plan, that the Company's available cash resources will be sufficient for the Company :(i) to engage in licensing the Company's technology for medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology,
(iii) to continue research and development activities with respect to other applications of the Company's technology in other imaging fields, such as graphic arts, computer, cinematography and television/video, and (iv) otherwise conduct its operations at least through the 12 months ending June 30, 1999.

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

General and administrative expenses for the three and six months ended June 30 decreased $247,267 (60%) and $363,623 (51%) from $415,123 and $713,562 in
1997 to $167,856 and $349,939 in 1998. Most of this decrease is the result of decreased personnel and professional fees.

For the three and six months ended June 30, interest income decreased from $58,505 and $120,036 for 1997 to $44,668 and $91,276 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at June 30, 1998 the Company had an accumulated stockholders' deficit of $5,196,165. The Company has continued to incur losses since June 30, 1998.

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1998 the Company filed a Patent Infringement Complaint for $1.1 billion against Apple Computer Corp. ("Apple") in the United States District Court, Southern District, New York. The suit alleges that Apple has infringed on three United States Letters Patent, issued to Dr. Shalit, by its making, using, and/or selling its "ColorSync" color management systems and inducing others to do so. The patents cited in the suit are exclusively licensed by Dr. Shalit to the Company and include: U.S. Letters Patent No. 4,939,581 entitled "Method and System in Video Image Hard Copy Reproduction, No. 5,115,229 entitled "Method and System in Video Image Reproduction" and No. 5,345,315 entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control".

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                 IMATEC, LTD.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 IMATEC, LTD.

                                 By: /s/ Hanoch Shalit
                            --------------------------------------
                           Chairman of the Board of Directors,
                           President, and Chief Executive Officer

                            Dated: August 15, 1998



                                 By: /s/ James Smith
                           ---------------------------------------
                           Chief Financial Officer

                           Dated: August 15, 1998