Form 10QSB
period 1998-09-30
IMATEC LTD
filed 1998-11-16
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from
                            to                  .
         -----------------     -----------------


                         Commission File Number 0-21752

                                  IMATEC, LTD.
                 (Name of small business issuer in its charter)

                   Delaware                              11-3289398
         (State or other jurisdiction                 (I.R.S. Employer
               of incorporation)                      Identification No.)

             150 East 58th Street                            10155
              New York, New York                           (Zip Code)
   (Address of principal executive offices)

                (212) 826-0440
         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X    No
                                                               -----     ------

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of November 13 , 1998 was 3,735,201.

Transitional small business disclosure format:  Yes         No   X
                                                     -----     ------

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS


                                      INDEX

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------
BALANCE SHEET - December 31, 1997 and September 30, 1998                    3

STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to
September 30, 1998 (Cumulative) and Three and nine months ended
September 30, 1997 and 1998                                                 4

STATEMENT OF STOCKHOLDERS' EQUITY - Nine months ended
September 30, 1998                                                          5

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to
September 30, 1998 (Cumulative) and Nine months ended
September 30, 1997 and 1998                                                 6

NOTES TO FINANCIAL STATEMENTS                                               7


ITEM 2.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                   7

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS                                                   9
------

ITEM 2. CHANGES IN SECURITIES                                               9
------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     9
------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9
------

SIGNATURES                                                                 10

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET


                                     ASSETS

                                                                           September 30,            December 31,
                                                                               1998                     1997
                                                                           -------------            ------------
                                                                            (UNAUDITED)
                                                                            -----------
CURRENT ASSETS
Cash                                                                         $   19,718              $   98,015
Marketable Securities                                                         3,293,374               3,726,004
Other Current Assets                                                             37,696                  21,126
                                                                             ----------              ----------
     TOTAL CURRENT ASSETS                                                     3,350,788               3,845,145

FIXED ASSETS (net of accumulated depreciation of $43,017
  and $56,488 at December 31, 1997 and September 30, 1998,
  respectively)                                                                  74,299                  93,902
DEPOSIT                                                                          17,920                  17,920
                                                                             ----------              ----------
     TOTAL ASSETS                                                            $3,443,007              $3,956,967
                                                                             ==========              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                        $   84,666              $   67,736
                                                                             ----------              ----------
     TOTAL LIABILITIES                                                           84,666                  67,736
                                                                             ----------              ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000
  shares; issued and outstanding - none
Common Stock, $.0001 par value;  authorized - 20,000,000
  shares; issued and outstanding - 3,735,201 in December 31,
  1997 and September 30, 1998                                                       373                     373
Additional paid-in capital                                                    8,749,185               8,749,185
Deficit accumulated during the development stage                             (5,391,217)             (4,860,327)
                                                                             ----------              ----------
     TOTAL STOCKHOLDERS' EQUITY                                               3,358,341               3,889,231
                                                                             ----------              ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $3,443,007              $3,956,967
                                                                             ==========              ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    November 17,
                                                                                                                  1988 (Inception)
                                                                                                                         to
                                                  Three months ended                   Nine months ended           Sept. 30, 1998
                                                     September 30,                       September 30,               (cumulative)
                                                 ---------------------              -----------------------       -----------------
                                                  1998          1997                 1998            1997
                                                  ----          ----                 ----            ----
INCOME - consulting fees                            $ 0           $ 0                  $ 0             $ 0              $133,973
                                                    ---           ---                  ---             ---              --------
EXPENSES
     Royalties                                  (40,517)      (38,588)            (117,692)       (112,088)             (832,451)
     Research and Development                         0        (5,421)                   0         (59,634)             (542,054)
     General and Administrative                (197,671)     (355,906)            (547,610)     (1,069,468)           (3,580,725)
                                               --------      --------             --------      ----------            ----------
         TOTAL EXPENSES                        (238,188)     (399,915)            (665,302)     (1,241,190)           (4,955,230)
                                               --------      --------             --------      ----------            ----------
       LOSS FROM OPERATIONS                    (238,188)     (399,915)            (665,302)     (1,241,190)           (4,821,257)
INTEREST EXPENSE AND AMORTIZATION AND
WRITE-OFF OF DISCOUNT AND DEBT
ISSUANCE COSTS                                                                                                        (2,211,400)
INTEREST INCOME                                  43,136        53,485              134,412         173,521               476,728
                                               --------      --------             --------      ----------            ----------
   LOSS BEFORE EXRAORDINARY INCOME             (195,052)     (346,430)           $(530,890)     (1,067,669)           (6,555,929)

EXTRAORDINARY INCOME FROM FORGIVENESS
  OF INDEBTEDNESS                                                                                                      1,164,712
                                               --------      --------             --------      ----------            ----------
         NET LOSS                             $(195,052)    $(346,430)           $(530,890)    $(1,067,669)          $(5,391,217)
                                               ========      ========             ========      ==========            ==========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                 5,295,201     5,295,201            5,295,201       5,295,201             4,398,779
                                              =========     =========            =========       =========             =========

LOSS PER COMMON SHARE
  Loss before extraordinary income                $(.04)        $(.07)               $(.10)         $(.20)                $(1.49)
  Extraordinary income                                                                                                       .26
                                               --------      --------             --------      ----------            ----------
        NET LOSS                                 $ (.04)       $ (.07)              $ (.10)        $ (.20)               $ (1.23)
                                                 ======        ======               ======         ======                =======


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)



                                                                                                           Deficit
                                                                                                         Accumulated
                                                        COMMON STOCK                                       During
                                                                                    Additional               the
                                                                                     Paid-in             Development
                                                    Shares            Amount         Capital                Stage          Total
                                                    ------            ------        -----------          ------------    ----------
Balance December 31, 1997                         3,735,201           $ 373          $8,749,185          ($4,860,327)    $3,889,231

Net loss for the nine Months ended
  September 30, 1998                                                                                        (530,890)      (530,890)
                                                  ---------           -----          ----------           -----------    ----------
Balance September 30, 1998                        3,735,201           $ 373          $8,749,185          $(5,391,217)    $3,358,341
                                                  =========           =====          ==========          ============    ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     NINE MONTHS ENDED SEPT., 30
                                                                                                             November 17, 1988
                                                                                                              (Inception) to
                                                                        1998                1997               Sept. 30, 1998
                                                                     (UNAUDITED)         (UNAUDITED)            (Cumulative)
                                                                     -----------         -----------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(530,890)         $(1,067,669)           $(5,391,217)
Adjustments to reconcile net loss to net cash
  used in operating activities
     Amortization and write-off of discount and debt
      issuance costs                                                                                              1,914,490
     Depreciation and other amortization                                 13,471               17,526                 51,448
     Net loss on disposal of fixed assets                                                                             5,932
     Forgiveness of indebtedness                                                                                 (1,164,712)
     Increase (decrease) in cash flows from
       Other current assets                                             (16,570)              52,114                (37,696)
       Deposit                                                                                                      (17,920)
      Accounts payable and accrued expenses                              16,930              (51,460)               375,049
                                                                       --------           ----------             ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (517,059)          (1,049,489)            (4,264,626)
                                                                       --------           ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                         432,630            1,492,616              7,182,764
    Investments in marketable securities                                                                        (10,476,139)
    Other                                                                 6,132                                      11,545
    Purchases of fixed assets                                                                 (4,877)              (142,979)
                                                                       --------           ----------             ----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                  438,762            1,487,739             (3,424,809)
                                                                       --------           ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
  notes payable and accrued interest of $1,960,671 and
  expenses of $1,367,163)                                                                                         4,782,887
Proceeds from bridge financing (net of expenses of $305,434
  and exchange of notes payable of $50,000)                                                                       3,211,177
Proceeds from issuance of common stock                                                                              615,334
Proceeds from other notes payable                                                                                   175,000
Payment of organization expenses                                                                                       (245)
Payments of notes payable                                                                                        (1,075,000)
                                                                       --------           ----------             ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     0                    0              7,709,153
                                                                            ---                  ---             ----------

INCREASE (DECREASE) IN CASH                                             (78,297)             438,250                 19,718

CASH - beginning                                                         98,015              510,713                      0
                                                                       --------           ----------             ----------
CASH - end                                                             $ 19,718            $ 948,963               $ 19,718
                                                                       ========           ==========             ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for income taxes                                           $21,464               $4,353               $ 34,231
                                                                       ========           ==========             ==========
   Cash paid for interest                                                   $ 0                  $ 0                $ 6,818
                                                                            ===                  ===                =======


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

2. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1997 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three and nine months ended September 30, 1997 and 1998. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

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

The Company believes, based upon its operating plan, that the Company's available cash resources will be sufficient for the Company :(i) to engage in licensing the Company's technology for medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology, (iii) to continue research and development activities with respect to other applications of the Company's technology in other imaging fields, such as graphic arts,

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

computer, cinematography and television/video, and (iv) otherwise conduct its operations at least through the 12 months ending September 30, 1999.

The Company does not currently anticipate any major research and development expenditures during the next 12 months, however, this may change depending upon the marketplace's reaction and requirements to implement the Company's technology.

The Company has no current plans to purchase any significant fixed assets or to significantly change the number of employees.

General and administrative expenses for the three and nine months ended September 30, 1998 decreased $158,238 (44%) and $521,858 (49%) from $355,906 and
$1,069,468 in 1997 to $197,668 and $ 547,610 in 1998. Most of this decrease is the result of decreased personnel, and professional fees.

For the three and six months ended September 30, interest income decreased from $53,485 and $173,521 for 1997 to $43,136 and $134,412 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with management and research and development activities, at September 30, 1998 the Company had an accumulated stockholders' deficit of $5,391,217. The Company has continued to incur losses since September 30, 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on August 24, 1998. At the Annual meeting, each of Hanoch Shalit, Steven Ai, Simon Cross and Josef Weiss were elected to hold office as directors of the Company until the Annual Meeting of Shareholders in 1999, and until their respective successors have been elected and qualified.

Set forth below is information concerning the voting of matters voted upon at the Annual Meeting.

1.    Election of Directors:
         Hanoch Shalit
               For: 2,305,609
               Against: 122,228

         Steven Ai
               For: 2,301,039
               Against: 126,798

         Simon Cross
               For: 2,304,609
               Against: 123,228

         Josef Weiss
               For: 2,304,109
               Against: 123,728

2. Ratification of the appointment of Most Horowitz & Company, LLP., as the Company's independent auditors for the year ending December 31, 1998.
         For: 2,266,253
         Against: 157,994
         Abstentions: 3,590
         Proposal Accepted
         -----------------

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 31, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              IMATEC, LTD.



                                    By:  Hanoch Shalit
                                         -------------
                                         Chairman of the Board of Directors,
                                         President, and Chief Executive Officer

                                      Dated: November 15, 1998

                                    By:  James Smith
                                         -----------
                                         Chief Financial Officer

                                    Dated: November 15, 1998