Form 10KSB
period 1998-12-31
IMATEC LTD
filed 1999-04-14
CIK 1004913

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

                     -----------------------------------------
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

                               Title of each class
                    -----------------------------------------
                                      None

                Securities registered under Section 12(g) of the
                                  Exchange Act:

                               Title of each class
                    -----------------------------------------
                     Common Stock, par value $.01 per share
                              Share Purchase Rights

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $ 0

The aggregate market value of the voting common equity stock held by non-affiliates, computed based upon the average bid and ask price on March 25, 1999, is $3,034,850.

The number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant as of March 26, 1999 was 3,735,201 shares.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company was incorporated in 1988 to develop, design, market, and license its proprietary technology, which enhances image reproduction by reducing distortion that normally occurs in the imaging process, for application in such markets as medical imaging, graphic arts, computers, cinematography, and television/video. Each application will be a demonstration system of hardware and software components (an "Imatec 20/20 System") expressly developed for a specific market. Based on the results of extensive testing, the Company has developed an Imatec 20/20 System for medical diagnostic imaging devices which is capable of improving the quality of film reproduction of images taken by medical diagnostic imaging devices such as magnetic resonance imaging ("MRI"), computerized tomography ("CT") and ultrasound scanners. The Imatec 20/20 System for medical diagnostic imaging devices achieves this goal regardless of the type of medical imaging film used which may result in cost savings to the user. The Company has also developed an Imatec 20/20 System for the medical field of teleradiology, which is the viewing of the same medical image on different monitor screens in separate locations. Although the first applications of the Company's technology have been for the medical diagnostic imaging field, which only require black and white reproduction, the Company began developing an Imatec 20/20 System designed to reduce distortions of reproduction of color images and which is intended to facilitate the Company's development of Imatec 20/20 Systems for non-medical imaging fields.

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

         The Company incurred $66,695 and $15,114 in research and development activities during the year ended December 31, 1997, and 1998, respectively.

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

         While the Company is not aware of any entities that build image enhancement devices that compete with the Company's Imatec 20/20 Systems in the medical imaging field, there are a number of entities that are engaged in the research and development of image enhancement products. Some entities have, and other entities may in the future develop technologies or products that compete with the Company's technology or Imatec 20/20 Systems. Potential competitors of the Company include independent companies, universities, and public and private research organizations, most of which are well established and have substantially greater marketing, financial, technological, and other resources than the Company. In addition, the medical imaging field in particular is dominated by large, well-established, highly capitalized corporations. There can be no assurance that competitors will not succeed in securing patents and/or developing technologies or products that are more effective than the Company's technology or Imatec 20/20 Systems, as a result of which the Company's technology or Imatec 20/20 Systems may become obsolete or noncompetitive.

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

         Under the License Agreement, the Company has an exclusive, worldwide license from Dr. Shalit to make, use, sell and sublicense to others the Patentable Image Technology.
                                        3

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

EMPLOYEES

         As of December 31, 1998, the Company had two full-time employees, Dr. Hanoch Shalit who serves as the Company's Chairman of the Board of Directors, President, and Chief Executive Officer and one administrative assistant. The Company also employs four part-time consultants, consisting of a chief financial officer, marketing consultant, one computer programmer and one electronic engineer. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         (a) On January 31, 1996, the Company entered into a three (3) year lease for approximately 2,048 square feet for its principal executive offices at 150 East 58th Street, New York, New York 10155 pursuant to which the Company pays rent of approximately $5,600 per month. Such lease expires on January 31, 1999. The lease was extended to July 31, 1999, at $6,912 per month. The company subleases 1,536 square feet of its office space for $5000 per month.

         (b) Investment Policies
             Not applicable.

         (c) Description of real estate and operating data
             Not applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock

         The common stock, par value $ .01 per share (the "Common Stock) of the Company commenced trading on the NASDAQ NATIONAL Market on October 29, 1996 under the symbol "IMEC" . In June, 1998, the Company was delisted from the NASDAQ National Market for failure to meet the listing requirements. The Company is currently listed on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock

--------------------------------------------------------------------------------
                                  1998                           1997
--------------------------------------------------------------------------------
       Period              High            Low           High           Low
--------------------------------------------------------------------------------
First quarter             $ 1.063        $ 0.250       $ 6.500        $ 3.000
--------------------------------------------------------------------------------
Second Quarter              0.750          0.250         3.375          0.313
--------------------------------------------------------------------------------
Third Quarter               1.750          0.250         0.875          0.250
--------------------------------------------------------------------------------
Fourth Quarter              0.938          0.313         0.750          0.125
--------------------------------------------------------------------------------

          On March 25, 1999, the closing sale price of the Common Stock was $0.8125.

         As of December 31, 1998, there were 333 holders of record and 748 Beneficial Holders of the Common Stock.
                                        5

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Company was organized on November 17, 1988. The Company is currently involved in significant patent litigation against Apple Computer Corp., as discussed in item 1 herein. The Company believes, based upon its internal budgets, that its available cash resources will be sufficient for the Company to (i) engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) to engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) to conduct its operations at least through the year ending December 31, 1999; however, the Company has no plans to pursue its business plan until the resolution of its patent litigation. The Company does not intend to utilize any cash resources towards research and development or the purchase and/or sale of any significant equipment. In addition, the Company does not anticipate any significant change in its number of employees.

YEAR 2000 COMPLIANCE

          Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements. Imatec's business is dependent on the operations of numerous systems that could potentially be impacted by Year 2000 related problems.
Those systems include, among others:

         The internal systems of Imatec's customers and suppliers,

         The hardware and software systems used by Imatec in the management of its business, and

         Non-information technology systems and services used by Imatec in its business, such as telephone systems and building systems.

         Imatec has internally reviewed the proprietary software systems used in the management of its business. Although Imatec believes that its systems are designed to be Year 2000 compliant, Imatec uses third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party or currently owned equipment or software to operate properly with regard to the Year 2000 and thereafter could require Imatec to incur unanticipated expenses to remedy any problems. Management does not believe that these expenses would have a material adverse impact on its business, prospects, financial condition and results of operations. Management does not believe that its expenditures to upgrade its internal systems and applications have been material to its business, prospects, financial condition and results of operations.

          Imatec does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of Imatec to address any unforeseen Year 2000 issues could adversely impact its business, prospects, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage, and, primarily as a consequence of expenses incurred in connection with research and development activities, at December 31, 1997 and 1998 the Company had an accumulated stockholders' deficit of $4,860,327 and $5,636,986 respectively. The Company has continued to incur losses since December 31, 1998.

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

         On November 30, 1995, the Company effected the initial closing (the "First Closing") of a private placement (the "Bridge Financing") pursuant to which it sold an aggregate of 37 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (a) a 10% promissory note (the "Note") in the principal amount of $50,000, which was repaid, in part, in November 1996 with a portion of the net proceeds of the initial public offering of securities of the Company (the "Initial Public Offering"), (b) 6,897 shares of Common Stock, and (c) 50,000 warrants (the "Bridge Warrants") exercisable at $1.00 per share. See "Description of Securities." The Company received gross proceeds from the sale of the 37 Units in the First Closing of $1,850,000, pursuant to which it issued an aggregate of 255,194 shares of Common Stock and 1,850,000 Bridge Warrants. The investors in the First Closing received financial statements from the Company, which did not properly account for the Company's research and development costs. As a result thereof, the Company circulated revised financial statements and gave recision offers to all of the investors in the First Closing, only one of whom accepted such recision offer. All of the other investors in the First Closing affirmatively chose not to rescind. On April 12, 1996, the Company effected a second closing of the Bridge Financing (the "Second Closing") pursuant to which it received an additional $2,150,000 in gross proceeds for which it issued an aggregate of 43 Units (consisting of notes in the aggregate principal amount of $2,150,000), 296,591 shares of Common Stock, and 2,150,000 Bridge Warrants. The aggregate net proceeds from the Bridge Financing were approximately $3,230,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 551,785 shares of Common Stock (including 25 shares of Common Stock which resulted from rounding to the nearest whole share in connection with the purchase of fractional units) and 4,000,000 Bridge Warrants. The Company used the net proceeds from the Bridge Financing (i) to make a one-time payment of $350,000 to the Company's Chairman of the Board of Directors, President, and Chief Executive Officer, Dr. Hanoch Shalit, pursuant to the License Agreement and (ii) for marketing and working capital purposes.

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

         In October 1996, in order to comply with listing requirements of the NASDAQ Market, the Company restructured the Bridge Financing (the "Bridge Financing Restructuring"). Accordingly, all of the investors in the Bridge Financing (the "Bridge Investors") were given the choice to either (i) convert on the closing date their entire principal and accrued interest into shares of Common Stock at the rate of $4.00 per share, retain the Bridge Warrants, and return all of the shares of Common Stock that they received in the Bridge Financing ("Option A"), or (ii) upon the closing of the Initial Public Offering receive a one time payment equal to 50% of the principal amount of their Note, not receive any accrued interest whatsoever, and return all of the Bridge Warrants and Common Stock that they received in the Bridge Financing ("Option B"). Bridge Investors owning an aggregate of 38 Units elected Option A and Bridge Investors owning an aggregate of 41 Units elected Option B. The Bridge Investor representing the remaining one (1) Unit who failed to choose either Option A or Option B as of March 1, 1997 was deemed to have chosen Option A by the Company, and the Company canceled on its books and records the Common Stock issued to him in the Bridge Financing. Consequently, the Bridge Financing was restructured such that, upon the closing of the Initial Public Offering the Company repaid an aggregate of $1,025,000 of principal amount of Notes with respect to those investors who chose Option B. The balance of the principal amount of the Notes issued in the Bridge Financing, and all accrued interest thereon, has been forgiven and will not be repaid. In addition, the Company issued upon the closing of the Initial Public Offering an aggregate of 525,201 shares of Common Stock and 1,950,000 Bridge Warrants to those Bridge Investors who chose Option A. The balance of 2,050,000 Bridge Warrants and all 551,785 shares of Common Stock issued in the Bridge Financing were returned to the Company upon the closing of this Offering.

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

         The Company believes that the net proceeds of the Initial Public Offering will be sufficient for the Company to sustain its operations and implement its business plan through at least December 31, 1999, although there can be no assurance that such net proceeds will be sufficient to finance the Company's operations for such period.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1998, the Company had net operating loss carryforwards under Section 172 of the Internal Revenue Code, as amended (the "Code"), of approximately $5,050,000 for Federal income tax purposes which may be used to offset future taxable income through 2013.

ITEM 7.  FINANCIAL STATEMENTS

         See Page F-1 hereof for the Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and Officers

         The names and ages of the directors and executive officers of the Company are set forth below.

      Name               Age                 Position Held
      ----               ---                 -------------
Dr. Hanoch Shalit         45                 Chairman of the Board of Directors,
                                             President, Chief Executive Officer,
                                             and Secretary

Steven Ai                 44                 Director

Simon Cross               47                 Director

         The Company has agreed with Dr. Shalit that he shall be entitled to a nominee on the Board of Directors until the expiration date of the last of the Company's patents. The Company has also agreed with A.S. Goldman, the underwriter of the Initial Public Offering (the "Underwriter") that, for the period terminating on October 29, 2001, that it will use its best efforts to cause one individual designated by the Underwriter, and acceptable to the Company, to be elected to the Board of Directors, which individual may be a director, officer, employee, or affiliate of such underwriter. Directors serve until the next annual meeting of stockholders and the election and qualification of their successors. Directors have not received any compensation for serving on the Board of Directors. The officers are appointed by the directors and serve, subject to existing employment agreements, at the discretion of the Board of Directors. There are no family relationships among any Directors or executive officers.

         Dr. Hanoch Shalit founded the Company in November 1988 and has been its Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary since inception. From September 1982 until June 1987 Dr. Shalit was employed as a senior chemist with Chemco Photo Products, a private imaging company. From June 1987 until November 1988, Dr. Shalit was employed by the FONAR Corporation, a public imaging company where he was the President of the Photographic Sciences Division in charge of production, sales, and service for the FONAR Corporation's photographic products. Dr. Shalit earned a B.S. (Honors) in the Sciences of Photography from the Polytechnic of Central London (now known as University of Westminster) in Great Britain in 1978 and a Ph.D. in Physics from the University of London in 1981.

         Steven Ai has been a director of the Company since November 30, 1995. Since 1992, Mr. Ai has been the President of City Mill Co., Ltd., a private company located in Honolulu, Hawaii, which owns and operates a chain of retail home product stores. Prior to 1992, Mr. Ai was a manager with the public accounting firm of KPMG Peat Marwick.

         Simon Cross has served as a director of the Company since July 15, 1996 and served as Vice President Marketing and Sales from January 6, 1997 until December 1997. From February 1993, Mr. Cross was the general manager of Shackman Instruments, a private company located in the United Kingdom which designs and manufactures identification cameras and associated security systems. From May 1992 to February 1993, Mr. Cross was the sales and marketing manager of Techspan Systems plc, a private company located in the United Kingdom which specializes in computer controlled large scale electronic displays. From June 1990 to May 1992, Mr. Cross was the director of X-Tek Systems Ltd., a private company located in the United Kingdom which develops and manufactures high definition microfocus x-ray systems for industrial inspection.

         Josef Weiss has been a director of the Company since May 1997. In 1992 Mr. Weiss founded, and became the managing partner of Individual & Institutional Investments, a Swiss company located in Zurich, which provides profit oriented asset management in financial markets. During his studies, Mr. Weiss was professionally active as a business advisor to industrial corporations in both the financial and marketing fields. After completing his education he joined the securities department of Bank Leumi, which he left in 1982 to become an independent portfolio manager, active in the Israeli securities markets. Mr. Weiss resigned as director of the Company in January, 1998.

COMMITTEES OF THE BOARD OF DIRECTORS

         On December 17, 1996, the Company established two committees of the Board of Directors, an Audit Committee and a Compensation Committee.

         The Audit Committee reviews the engagement of the independent accountants, review and approve the scope of the annual audit undertaken by the independent accountants, and review the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. The member of the Audit Committee is Mr. Ai . The Audit Committee did not meet during the year ended December 31, 1998.

         The Compensation Committee reviews executive compensation issues. The members of the Compensation Committee are Messrs. Cross and Shalit. The Compensation Committee met once during the year ended December 31, 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons or entities who own more than 10% of the Company's Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock with the Securities and Exchange Commission. Such persons or entities are also required by SEC regulations to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, all Section 16(a) filing requirements applicable to such persons or entities were complied with in 1998, with the exception of Mr. Ai, who failed to file a Form 4 reporting a sale of Common Stock.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1996, 1997 and 1998 of the Chief Executive Officer of the Company and of each executive officer of the Company whose annual compensation in 1998 exceeded $100,000.

                                         SUMMARY COMPENSATION TABLE
                                             Annual Compensation

                               Annual Compensation                         Long Term Compensation
                     ----------------------------------------- -----------------------------------------------
                                                    Other      Long Term              Incentive
Name and Principal                                 Annual        Stock      Options     Plan        Other
     Position        Year    Salary     Bonus   Compensation    Award(s)      SARs     Payouts   Compensation
------------------   ----   ---------- -------  ------------   ----------   -------   ---------  -------------
Dr. Hanoch Shalit    1998   $67,804(1)  $ 0(2)        -            -           -         -            -
Chairman of the      1997   $64,575       -           -            -           -         -            -
Board of Directors,  1996   $61,500       -           -            -           -         -            -
Chief Executive
Officer and
Secretary
--------------------------------------------------------------------------------------------------------------
Simon Cross          1998        $0       -           -            -           -         -            -
Vice President-      1997  $112,981       -           -            -           -         -            -
Marketing and        1996        $0       -           -            -           -         -            -
Sales

(1) Pursuant to his employment agreement, Dr. Shalit's salary is payable at the rate of $60,000 per calendar year. See "Management - Employment Agreements."

(2) Pursuant to his employment agreement, Dr. Shalit is entitled to receive a bonus equal to $10,000 for every $1,000,000 of gross annual sales received by the Company. See "Management -- Employment Agreements."

EMPLOYMENT AGREEMENTS

      Effective July 1, 1995, the Company entered into a five-year employment agreement with Dr. Hanoch Shalit, the Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary of the Company. Under his employment agreement, Dr. Shalit is to serve as the Chairman of the Board of Directors, President, and Chief Executive Officer of the Company and receive an annual base salary of $60,000, which shall increase at the rate of 5% per annum, plus benefits. Dr. Shalit is also entitled to receive a bonus of $10,000 for every $1,000,000 of gross annual sales received by the Company. In addition, Dr. Shalit's employment agreement provides that, during the term of such employment agreement, he shall not compete with the Company in the United States or Canada or disclose, without the Company's consent, confidential information that has been or will be disclosed to him by the Company. Dr. Shalit's employment with the Company shall terminate upon his death or disability, the Company no longer being involved in the imaging technology business, the bankruptcy of the Company or the Company having been merged into or acquired by another company. Furthermore, Dr. Shalit's employment may be terminated by the Company for "cause," which is defined as either dishonesty detrimental to the best interests of the Company or willful disloyalty to the Company.

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

      The Company has obtained officers' and directors' liability insurance, which provides for a maximum of $2,000,000 of coverage, subject to a $50,000 corporate reimbursement per occurrence payable by the Company. Any payments made by the Company under an Indemnification Agreement which are not covered by the insurance policy may have an adverse impact on the Company's earnings.

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

       At April 1, 1999, no options had been granted under the Stock Option Plan. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

      The following table sets forth information as of December 31, 1998, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each officer and director, and (iii) all officers and directors as a group.

                                                 Shares Beneficially Owned(1)
Names and Address of Beneficial Owner                     Number                      Percentage
-------------------------------------            ----------------------------         ----------
Dr. Hanoch Shalit(2)......................                835,177                        22.4

Carmello Cotrino..........................                663,000                        17.8
8 Homsted Circle
Marlboro, NJ  07746

Steven Ai (2)...............................               36,833(3)                      1.0

Simon Cross(2)............................                      0                           0

Yoram Yosifov(2)..................                        297,000                         8.0

Officers and directors as a group                         872,010                        23.3
(3 persons)

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

(2) The address of each of the referenced individuals is c/o the Company, 150 East 58th Street, New York, New York 10155.

(3) Common Stock beneficially owned by Steven Ai and held by The Revocable Trust of David C. Ai, dated July 24, 1985, as restated, of which Steven Ai serves as Chairman and, along with two other individuals, is a trustee.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      Management believes that each of the transactions between the Company and Dr. Hanoch Shalit was made on terms no less favorable to the Company than those that were available from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit  No.
------------
 3.1(1)         Certificate of Incorporation of the Company.

 3.2(1)         By-Laws of the Company.

 4.1(2)         Form of Specimen certificate for shares of Common Stock.

 4.2(3) Revised Form of Redeemable Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, including a form of specimen certificate for the Redeemable Warrants.

 4.3(4) Rights Agreement, effective as of August 17, 1998, between the Company and Continental Stock Transfer and Trust Company.

10.1(2) Form of Financial Advisory and Consulting Agreement by and between the Company and the Underwriter.

10.2(1)(5)      Employment Agreement by and between the Company and Dr. Hanoch
                Shalit.

10.5(2) License Agreement by and between the Company and Dr. Hanoch Shalit as amended

10.6(2) Form of Indemnification Agreement entered into with officers and directors.

10.7(1)         Lease for the Company's principal offices located at 150 E.
                58th Street, New York, NY 10155. As amended.

10.8(2)(5)      Form of Stock Option Plan.


(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated May 13, 1996 and Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated June 24, 1996.

(2) Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated June 24, 1996.

(3) Incorporated by reference to the corresponding exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2, Registration No. 333-3589, dated October 11, 1996.

(4) Incorporated by reference to the Company's Form 8-A dated September 16,1998.

(5) Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  IMATEC, LTD.



Date: April 14, 1999                              By:/s/ Hanoch Shalit
                                                     -----------------
                                                     Hanoch Shalit
                                                     Chairman of the
                                                     Board of Directors,
                                                     President, and
                                                     Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                           Title                           Date
        ----                           -----                           ----
/s/ Hanoch Shalit        Chairman of the Board of Directors,      April 14, 1999
-----------------        President, Chief Executive
    Hanoch Shalit        and Financial Officer


/s/ Steven Ai            Director                                 April 14, 1999
-----------------
    Steven Ai


/s/ Simon Cross          Director                                 April 14, 1999
-----------------
    Simon Cross

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS



                                      INDEX

INDEPENDENT AUDITORS' REPORT                                                F-2

BALANCE SHEET - December 31, 1997 and 1998                                  F-3

STATEMENT OF OPERATIONS                                                     F-4
November 17, 1988 (Inception) to December 31, 1998 (Cumulative) and years ended December 31, 1997 and 1998

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY -
November 17, 1988 (inception) to December 31, 1998                          F-5

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception)                     F-6
to December 31, 1998 (Cumulative) and years ended
December 31, 1997 and 1998

NOTES TO FINANCIAL STATEMENTS                                         F-7 - F-12

Stockholders and Board of Directors                            February 19, 1999
Imatec, Ltd.
New York, New York


                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying balance sheet of Imatec, Ltd. (A Development Stage Enterprise) as of December 31, 1997 and 1998, and the related statements of operations, Stockholders' (deficit) equity and cash flows for the years ended December 31, 1997 and 1998 and November 17, 1988 (Inception) to December 31, 1998 (Cumulative). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imatec, Ltd. (A Development Stage Enterprise), as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 and November 17, 1988 (Inception) to December 31, 1998(Cumulative) in conformity with generally accepted accounting principles.


                                          /s/ Most Horowitz & Company, LLP
                                              ---------------------------------
                                              Most Horowitz & Company, LLP

New York, New York

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                                                 December 31,
                                                                         ----------------------------

                             ASSETS                                         1997              1998
                                                                         -----------       -----------
Current Assets
      Cash (Note 4)                                                      $   98,015        $   13,086
      Marketable Securities (Note 5)                                      3,726,004         3,039,372
      Other Current Assets                                                   21,126            50,272
                                                                         ----------        ----------
      Total Current Assets                                                3,845,145         3,102,730

FIXED ASSETS (net of accumulated depreciation
      of $43,017 and $ 61,629 at December 31,
      1997 and 1998, respectively)                                           93,902            74,602
DEPOSIT                                                                      17.920            17,920
                                                                         ----------        ----------
TOTAL ASSETS                                                             $3,956,967        $3,195,252
                                                                         ==========        ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable and Accrued Expenses                              $   67,736        $   82,680
                                                                         ----------        ----------
TOTAL LIABILITIES                                                            67,736            82,680
                                                                         ----------        ----------

COMMITMENTS AND CONTINGENCIES (Notes 7,8 and 10)

STOCKHOLDERS' EQUITY (Note 3)
      Preferred Stock, $.0001 par value; authorized
        2,000,000 shares; issued and outstanding - none
      Common Stock, $.0001 par value; authorized
        20,000,000 shares; issued and outstanding -
        3,735,201 at December 31, 1997 and 1998                                 373               373
      Additional paid-in capital                                          8,749,185         8,749,185
      Deficit accumulated during the development stage                   (4,860,327)       (5,636,986)
                                                                         ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                                                3,889,231         3,112,572
                                                                         ----------        ----------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,956,967        $3,195,252
                                                                         ==========        ==========

                 See accompanying notes to financial statements.

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                                                                   November 17,
                                                               Years Ended December 31,          1988 (Inception)
                                                             -----------------------------        to December 31
                                                                 1997              1998          1998 (Cumulative)
                                                             ------------      -----------       -----------------
INCOME - consulting fees                                                                              $   133,973
                                                                                                      -----------
EXPENSES
      Royalties (Note 7)                                     $  (150,675)      $ (158,209)               (872,968)
      Research and Development                                   (66,695)         (15,114)               (557,168)
      General and administrative                              (1,513,797)        (776,659)             (3,809,774)
                                                             -----------       ----------             -----------
TOTAL EXPENSES                                                (1,731,167)        (949,982)             (5,239,910)
                                                             -----------       ----------             -----------
LOSS FROM OPERATIONS                                          (1,731,167)        (949,982)             (5,105,937)

INTEREST AND AMORTIZATION AND
      WRITE-OFF OF DISCOUNT AND
      DEBT ISSUANCE COSTS (Note 3)                                                                     (2,211,400)
INTEREST INCOME                                                  223,567          173,323                 515,639
                                                             -----------       ----------             -----------
LOSS BEFORE EXTRAORDINARY INCOME                              (1,507,600)        (776,659)             (6,801,698)
EXTRAORDINARY INCOME FROM
      FORGIVENESS OF DEBT                                                                               1,164,712
                                                             -----------       ----------             -----------
NET LOSS                                                     $(1,507,600)      $ (776,659)            $(5,636,986)
                                                             ===========       ==========             ===========

Average number of common shares outstanding (Note 2)           5,295,201        5,295,201               4,510,088
                                                             ===========       ==========             ===========

Loss per common share:
      Loss before extraordinary income                            ($0.28)          ($0.15)                 ($1.51)
      Extraordinary income                                                                                   0.26
                                                             -----------       ----------             -----------
Net Loss per common share                                         ($0.28)          ($0.15)                 ($1.25)
                                                             ===========       ==========             ===========

                 See accompanying notes to financial statements.

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
               NOVEMBER 17, 1988 (INCEPTION) TO DECEMBER 31, 1998

                                                                                              Deficit
                                                                                            Accumulated
                                                    Common Stock            Additional       During the
                                              -------------------------      Paid-In         Development
                                                Shares        Amount         Capital            Stage             Total
                                              ----------   ------------  --------------     -------------      -----------
Issuance of shares                            1,105,000           $111     $       889                         $     1,000
Contribution of shares                          (82,875)            (8)              8                                   0
Issuance of shares                               55,250              5         499,995                             500,000
Issuance of shares                               27,625              3              (3)                                  0
Contribution of shares                          (12,615)            (1)              1                                   0
Issuance of shares                               12,615              1         114,223                             114,224
Net loss for the period inception
  to December 31, 1994                                                                       $  (617,515)         (617,515)
Issuance of shares                            1,105,000            110                                                 110
Issuance of shares and warrants
  in bridge financing                           262,091             26         714,156                             714,182
Expenses of bridge financing                                                  (136,188)                           (136,188)
Net loss for the year ended
  December 31, 1995                                                                             (662,594)         (662,594)
Cancellation of shares of
  bridge financing                               (6,897)            (1)        (16,973)                            (16,974)
Issuance of shares and warrants
  in bridge financing                           296,591             30         808,152                             808,182
Expenses of bridge financing                                                  (118,535)                           (118,535)
Issuance of shares and warrants
  in public offering                          1,000,000            100       6,149,950                           6,150,050
Expenses of public offering                                                 (1,367,163)                         (1,367,163)
Cancellation of shares of
  bridge financing restructuring               (551,785)           (56)                                                (56)
Issuance of shares in
  bridge financing restructuring                525,201             53       2,100,673                           2,100,726
Net loss for the year ended
  December 31, 1996                                                                           (2,072,618)       (2,072,618)
                                              ---------           ----     -----------       -----------       -----------
Balance - December 31, 1996                   3,735,201            373       8,749,185        (3,352,727)        5,396,831

Net loss for the year ended
  December 31, 1997                                                                           (1,507,600)       (1,507,600)
                                              ---------           ----     -----------       -----------       -----------
Balance - December 31, 1997                   3,735,201            373       8,749,185        (4,860,327)        3,889,231

Net loss for the year ended
  December 31, 1998                                                                             (776,659)         (776,659)
                                              ---------           ----     -----------       -----------       -----------
Balance - December 31, 1998                   3,735,201           $373     $ 8,749,185       $(5,636,986)      $ 3,112,572
                                              =========           ====     ===========       ===========       ===========


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                                   November 17,
                                                                                                 1988 (Inception)
                                                                    Years Ended December 31,     to December 31,
                                                                   --------------------------          1998
                                                                       1997           1998         (Cumulative)
                                                                   ------------    ----------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                       ($1,507,600)    ($776,659)      ($5,636,986)
     Adjustments to reconcile net loss to net cash used in
     Operating activities:
      Amortization and write-off of discount and debt
        issuance costs                                                                               1,914,490
      Depreciation and other amortization                               24,317        20,963            58,940
      Net loss on disposal of fixed assets                               5,932                           5,932
      Forgiveness of indebtedness                                                                   (1,164,712)
      Increase (decrease) in cash flows from:
        Other current assets                                           123,487       (29,146)          (50,272)
        Deposit                                                                                        (17,920)
        Accounts payable and accrued expenses                          (28,590)       14,944           373,063
                                                                   -----------     ---------       -----------
NET CASH USED IN OPERATING ACTIVITIES                               (1,382,454)     (769,898)       (4,517,465)
                                                                   -----------     ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of marketable securities                     4,702,315       686,632         7,436,766
    Investments in marketable securities                            (3,726,004)                    (10,476,139)
    Purchases of fixed assets                                          (11,968)       (5,443)         (148,422)
    Other                                                                5,413         3,780             9,193
                                                                   -----------     ---------       -----------
NET CASH (USED IN) PROVIDED BY
INVESTMENT ACTIVITIES                                                  969,756       684,969        (3,178,602)
                                                                   -----------     ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from public offering (net of conversion of bridge notes payable and accrued interest of $1,960,671 and
      expenses of $1,367,163)                                                                        4,782,887
    Proceeds from bridge financing (net of expenses of
      $305,434 and exchange of notes payable of $50,000)                                             3,211,177
    Proceeds from issuance of common stock                                                             615,334
    Proceeds from other notes payable                                                                  175,000
    Payments of notes payable                                                                       (1,075,000)
    Payment of organization expenses                                                                      (245)
                                                                   -----------     ---------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            7,709,153
                                                                   -----------     ---------       -----------
INCREASE (DECREASE) IN CASH                                           (412,698)      (84,929)           13,086
CASH - beginning                                                       510,713        98,015
                                                                   -----------     ---------       -----------
CASH - ending                                                          $98,015       $13,086           $13,086
                                                                   ===========     =========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for income taxes                                          $4,383       $20,680           $33,477
                                                                   ===========     =========       ===========
    Cash paid for interest                                                None          None            $6,818
                                                                   ===========     =========       ===========

                 See accompanying notes to financial statements.

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

      Research and Development Costs and Royalty Expenses

      Research and development costs and royalty expenses (Note 7) have been charged to operations as incurred.

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

      The Company received net proceeds from the private placement of $1,517,834 and $1,811,635, respectively, after disbursements of:

                                        November 30, 1995        April 12, 1996
                                        -----------------        --------------


Commission                                  $190,000                $210,000
Non-accountable expense allowance             57,000                  63,000
Other expenses of placement agent             10,166                  15,365
Exchanges of notes payable                   125,000                  50,000
                                            --------                --------
                                            $382,166                $338,365
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

      The Company received net proceeds from the public offering of $4,782,887 after disbursements of:

        Underwriter's discount                                 $ 615,000
        Professional fees                                        374,128
        Underwriter's non-accountable expense allowance          184,500
        Printing expenses                                        113,304
        Blue sky fees                                             59,713
        Other expenses of underwriter                             14,800
        Other                                                      5,718
                                                               ---------
                                                               $1,367,163
                                                               ==========

      Stock Option Plan

      In February 1996, the Company adopted a nonqualified stock option plan under which it may grant up to 500,000 shares of common stock. The Company may not grant any options with a purchase price less than fair market value of the common stock as of the date of the grant. Through December 31, 1998, the Company had not granted any options under the Plan.

      Reserved Shares

      As of December 31, 1998, the Company has reserved the following shares of common stock:

                  Redeemable warrants              6,550,000
                  Underwriter's warrants             500,000
                  Stock option plan                  500,000
                                                   =========
                                                   7,550,000
                                                   =========

4.    CONCENTRATION OF CASH

      The Company from time to time has cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

5.    MARKETABLE SECURITIES

      As of December 31, 1997 and December 31, 1998, marketable securities, which consisted of money market mutual funds, approximated cost.

6.    INCOME TAXES

      As of December 31, 1997 and 1998, the tax effects of timing differences between financial statement and income tax reporting were as follows:

                                                   December 31,
                                           ---------------------------
                                               1997           1998
                                           ------------   ------------
Research and development costs             $   215,000    $   220,000
Net operating loss carryforward              1,700,000      2,000,000
                                           -----------    -----------
                                             1,915,000      2,220,000
Valuation allowance                         (1,915,000)    (2,220,000)
                                           -----------    -----------
                                                  None           None
                                           ===========    ===========

      As of December 31, 1998, the Company has net operating loss carryforwards available to reduce future taxable income of approximately $5,050,000 expiring through 2013.

7.    LICENSE AGREEMENT

      The Company is committed under a license from a stockholder/officer (President, Chief Executive Officer and Chairman of the Board) of the Company to make, use, sell and otherwise exploit certain technologies under patents (Note
10), including future technologies. The Company paid the stockholder/officer a non-refundable advance royalty of $350,000 in January 1996 and, commencing July 1, 1995, an annual royalty of $140,000. If the stockholder/officer ceases to be employed by the Company, the annual royalty increases to $250,000. The annual royalty shall increase at the rate of 5%, per annum. The license agreement shall end when the last patent expires.

8.    EMPLOYMENT AGREEMENT

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

9.   PROFIT-SHARING PLAN

      The Company has a discretionary, defined-contribution profit-sharing plan covering all of its eligible employees. The Company made no contributions for the years ended December 31, 1997 and 1998.

10. LITIGATION

     On February 13, 1998, the Company filed a patent infringement complaint for $1.1 billion against Apple Computer Corp. (Apple), alleging infringement on all the Company's patents (Note 7). On March 9, 1998, Apple counterclaimed, alleging the patents are invalid. If the patents are held invalid, the Company's patents may be deemed worthless and the Company may still be required to continue royalty payments.

11. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1997 and 1998, a former director was paid attorney's fees of $93,962 and $34,645, respectively. During the year ended December 31, 1997, a relative of a stockholder/officer was paid a consulting fee of $20,160.