Form 10-Q
period 1999-03-31
IMATEC LTD
filed 1999-05-17
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from _______  to _________.              .

                         Commission File Number 0-21752
                                                -------

                                  IMATEC, LTD.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                    11-3289398
----------------------------               -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation)

      150 East 58th Street
       New York, New York                                  10155
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

                                 (212) 826-0440
                           --------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of April 23, 1999 was 3,735,201.

Transitional small business disclosure format:    Yes ____  No   __X__

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS


                                      INDEX


                   PART 1. - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. - FINANCIAL STATEMENTS
    BALANCE SHEET - December 31, 1998 and March 31, 1999                                      3

    STATEMENT OF OPERATIONS - November 17, 1988 (Inception) to March 31, 1999
         (Cumulative) and Three months ended
         March 31, 1998 and 1999                                                              4

    STATEMENT OF STOCKHOLDERS' EQUITY - Three months
         ended March 31, 1999                                                                 5

    STATEMENT OF CASH FLOWS - November 17, 1988 (Inception) to March 31, 1999
         (Cumulative) and Three months ended March 31, 1998
         and 1999                                                                             6

    NOTES TO FINANCIAL STATEMENTS                                                             7

ITEM 2. - PLAN OF OPERATION                                                                   7

                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                                                   9

ITEM 2. - CHANGES IN  SECURITIES                                                              9

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                                     9

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF
   SECURITY HOLDERS                                                                           9

ITEM 5. - OTHER INFORMATION                                                                   9

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                    9

SIGNATURES                                                                                    9


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                     ASSETS
                                                                            March 31,
                                                                               1999                   December
                                                                           (UNAUDITED)                31, 1998
CURRENT ASSETS
Cash                                                                       $    44,682              $    13,086
Marketable Securities                                                        2,793,421                3,039,372
Other Current Assets                                                            28,534                   50,272
                                                                           -----------              -----------
     TOTAL CURRENT ASSETS                                                    2,866,637                3,102,730

FIXED ASSETS (net of accumulated depreciation
     of $ 57,050 and $61,629 at March 31, 1999
     and December 31, 1998, respectively)
                                                                                69,363                   74,602
DEPOSIT                                                                         17,920                   17,920
                                                                           -----------              -----------

     TOTAL ASSETS                                                          $ 2,953,920              $ 3,195,252
                                                                           ===========              ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                      $    86,039              $    82,680
                                                                           -----------              -----------
     TOTAL LIABILITIES                                                          86,039                   82,680
                                                                           -----------              -----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000 shares;
  issued and outstanding - none
Common Stock, $.0001 par value;  authorized -
  20,000,000 shares; issued and outstanding - 3,735,201 at March 31,
  1999 and December 31, 1998                                                       373                      373
Additional paid-in capital                                                   8,749,185                8,749,185
Deficit accumulated during the development stage                            (5,881,677)              (5,636,986)
                                                                           -----------              -----------
     TOTAL STOCKHOLDERS' EQUITY                                              2,867,881                3,112,572
                                                                           -----------              -----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                              $ 2,953,920              $ 3,195,252
                                                                           ===========              ===========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                      November 17, 1988
                                                                                        (Inception) to
                                                    THREE MONTHS ENDED MARCH 31,       March 31, 1999
                                                      1998                1999          (cumulative)
                                                      ----                ----        ---------------

INCOME - consulting fee                                                                     $133,973
                                                                                         -----------

EXPENSES
     Royalties                                   $   (38,588)        $   (40,513)        $  (913,481)
     Research and development                                                               (557,168)
     General and administrative                     (182,083)           (236,641)         (4,046,415)
                                                 -----------         -----------         -----------

         TOTAL EXPENSES                             (220,671)           (277,154)         (5,517,064)
                                                 -----------         -----------         -----------
         LOSS FROM OPERATIONS                       (220,671)           (277,154)         (5,383,091)

INTEREST EXPENSE AND
   AMORTIZATION AND  WRITE-
   OFF OF DISCOUNT AND DEBT
   ISSUANCE COSTS                                                                         (2,211,400)
INTEREST INCOME                                       46,608              32,463             548,102
                                                 -----------         -----------         -----------

         LOSS BEFORE EXTRAORDINARY
              INCOME                                (174,063)           (244,691)         (7,046,389)

EXTRAORDINARY INCOME
      FROM FORGIVENESS OF
      INDEBTEDNESS                                                                         1,164,712
                                                 -----------         -----------         -----------
         NET LOSS                                $  (174,063)        $  (244,691)        $ 5,881,677
                                                 ===========         ===========         ===========

AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                            5,295,201           5,295,201           4,269,103
                                                 ===========         ===========         ===========

LOSS PER COMMON SHARE
  Loss before extraordinary income                    ($0.03)              ($.05)             ($1.65)
  Extraordinary income                                                                           .27
                                                 -----------         -----------         -----------
        NET LOSS                                      ($0.03)              $(.05)             ($1.38)
                                                 ===========         ===========         ===========

                     See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                                                      Deficit
                                                                                    Accumulated
                                                                   Additional       During the
                                          Common Stock               Paid-in        Development
                                      Shares        Amount           Capital            Stage        Total
                                    ---------      -------        -----------      -----------     ----------
Balance December 31, 1998           3,735,201      $    373       $ 8,749,185       (5,636,986)     3,112,572

Net loss for the 3 months
     ended March 31, 1998

                                                                                      (244,691)      (244,691)
                                    ---------      -------        -----------      -----------     ----------
  Balance March 31, 1998            3,735,201      $   373        $ 8,749,185      $(5,881,677)    $2,867,881
                                    =========      =======        ===========      ===========     ==========


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,     November 17,1988
                                                                                     1998             1999        (Inception) to
                                                                                     ----             ----        March 31, 1999
                                                                                                                   (Cumulative)
                                                                                                                 ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $   (174,063)    $   (244,691)    $ (5,881,677)
Adjustments to reconcile net loss to net cash used in
operating activities
     Amortization and write-off of discount and debt
      issuance costs                                                                                                 1,914,490
     Depreciation and other amortization                                               5,551            5,239           64,179
     Net loss on disposal of fixed assets                                                                                5,932
     Forgiveness of indebtedness                                                                                    (1,164,712)
     Increase (decrease) in cash flows from
             Other current assets                                                      3,328           21,738          (28,534)
             Deposit                                                                                                   (17,920)
             Accounts payable and accrued expenses                                   (20,419)           3,359          376,422
                                                                                ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                               (185,603)        (214,355)      (4,731,820)
                                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                      130,927          245,951        7,682,717
    Investments in marketable securities                                                                           (10,476,139)
    Other                                                                                                                9,193
    Purchases of fixed assets                                                                                         (148,422)
                                                                                ------------     ------------     ------------
NET CASH PROVIDED BY  (USED IN)
 INVESTING ACTIVITIES                                                                130,927          245,951       (2,932,651)
                                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
 notes payable and accrued interest of $1,960,671 and
 expenses of $  1,367,163)                                                                                           4,782,887
Proceeds from bridge financing (net of expenses  of
 $305,434 and exchange of notes payable of $50,000)                                                                  3,211,177
Proceeds from issuance of common stock                                                                                 615,334
Proceeds from other notes payable                                                                                      175,000
Payment of organization expenses                                                                                          (245)
Payments of notes payable                                                                                           (1,075,000)
                                                                                ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                                                                          7,709,153
                                                                                ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                                          (54,676)          31,596           44,682

CASH - beginning                                                                      98,015           13,086
                                                                                ------------     ------------     ------------

CASH - end                                                                      $     43,339     $     44,682     $     44,682
                                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
         Cash paid for income taxes                                             $      9,686     $     14,991     $     48,468
                                                                                ============     ============     ============
         Cash paid for interest                                                         NONE             NONE     $     16,818
                                                                                ============     ============     ============

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto included in Form 10-KSB for the year ended December 31, 1998 of Imatec, Ltd. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. LOSS PER SHARE

Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the three months ended March 31, 1999. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

ITEM 2. PLAN OF OPERATION

The Company was organized on November 17, 1998. The Company is currently involved in significant patent litigation against Apple Computer Corp. ("Apple"), as discussed in Item 1 of Part II herein. The Company believes, based upon its internal budgets, that its available cash resources will be sufficient for the Company to: (i) engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) conduct its operations at least through the year ending March 31, 2000. Thus, although there can be no guarantee that the Company will not raise additional funds in the next twelve months, the Company currently has no plans to do so. The Company has no plans to pursue its business plan until the resolution of its patent litigation. The Company does not intend to utilize any cash resources towards research and development or the purchase and/or sale of any significant equipment. In addition, the Company does not anticipate any significant change in its number of employees.

General and administrative expenses for the three months ended March 31, 1999 increased by $54,558 from $182,083 in 1998 to $236,641 in 1999. This increase results from an increase in litigation expenses net of decreases in other expenses.

For the three months ended March 31, 1999, interest income decreased from $46,608 for 1998 to $32,463 for 1999.

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

         The internal systems of Imatec's customers and suppliers
         The hardware and software systems used by Imatec in the management of its business
         Non-information technology systems and services used by Imatec in its business, such as telephone systems and building systems.

Imatec has internally reviewed the proprietary software systems used in the management of its business. Although Imatec believes that its systems are designed to be Year 2000 compliant, Imatec uses third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party or currently owned equipment or software to operate properly with regard to the Year 2000 and thereafter could require Imatec to incur unanticipated expenses to remedy any problems. Management does not believe that these expenses would have a material adverse impact on its business, prospects, financial condition and results of operations. Management does not believe that its expenditures to upgrade its internal systems and applications have been material to its business, prospects, financial condition or results of operations.

Imatec does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of Imatec to address any unforeseen Year 2000 issues could adversely impact its business, prospects, financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at March 31, 1999, the Company had an accumulated stockholders' deficit of $5,881,677. The Company has continued to incur losses since March 31, 1999.

The Company believes that the remaining balance from their initial public offering will be sufficient for the Company to sustain its business plan through at least March 31, 2000, although there can be no assurance that such balance will be sufficient to finance the Company's operations for such period.


FORWARD LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the outcome of the Company's patent infringement suit against "Apple" or the licensing of the Company's technology. There can be no assurance that the Company will be successful in its plan of operation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1998 the Company filed a Patent Infringement Complaint for $1.1 billion against Apple Computer Corp. ("Apple") in the United States District Court, Southern District, New York. The suit alleges that "Apple" has infringed on three United States Letters Patent, issued to Dr. Hanoch Shalit, Chairman of the Board of Directors, President and Chief Executive Officer, and licensed to the Company, by making, using, and/or selling its "ColorSync" color management systems and inducing others to do so. The patents cited in the suit are exclusively licensed by Dr. Shalit to the Company and include: U.S. Letters Patent No. 4,939,581, entitled "Method and System in Video Image Hard Copy Reproduction; No. 5,115,229, entitled "Method and System in Video Image Reproduction"; and No. 5,345,315, entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control". The complaint claims Apple's acts of infringement are being committed willfully and without the Company's consent and with full knowledge by them of the Company's rights thereunder. The Company is seeking a preliminary and permanent injunction enjoining Apple from infringing, inducing others or contributing to the infringement of the Company's patents. A trial by jury has been demanded on all issues.

In March 1998, Apple filed a counterclaim, alleging that the patents-in-suit are invalid, not infringed and unenforceable.

ITEM 2. CHANGES IN SECURITIES
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMATEC, LTD.

                                        By: /s/ Hanoch Shalit
                                        -------------------------------------
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        Dated: May 17, 1999