Form 10-Q
period 1999-06-30
IMATEC LTD
filed 1999-08-13
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended June 30, 1999.

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

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of August 10, 1999 was 3,735,201.

Transitional small business disclosure format:    Yes   No X
                                                     ---  ---

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   FORM 10-QSB


                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET - June 30, 1999 and December 31, 1998                          3

STATEMENT OF OPERATIONS - For the three and six months ended
June 30, 1998 and 1999 and November 17, 1988 (Inception) to June
30, 1999                                                                     4

STATEMENT OF STOCKHOLDERS' EQUITY - For the six months
ended June 30, 1999                                                          5

STATEMENT OF CASH FLOWS - For the six months ended June
30, 1998 and 1999 and November 17, 1988 (Inception) to June 30,
1999 (Cumulative)                                                            6

NOTES TO FINANCIAL STATEMENTS                                                7

ITEM 2.
PLAN OF OPERATION                                                            7

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    9

ITEM 2. CHANGES IN  SECURITIES                                               9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9

ITEM 5. OTHER INFORMATION                                                   10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURES                                                                  10

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                     ASSETS
                                                                        December
                                                                        31, 1998          June 30, 1999
                                                                        --------          -------------
                                                                                           (UNAUDITED)
CURRENT ASSETS
Cash                                                                  $    13,086          $    117,350
Marketable Securities                                                   3,039,372             2,451,241
Other Current Assets                                                       50,272                52,261
                                                                      -----------          ------------
     TOTAL CURRENT ASSETS                                               3,102,730             2,620,852

FIXED ASSETS (net of accumulated depreciation
 of $61,629 and $62,289 at December 31, 1998
 and June 30, 1999, respectively)                                          74,602                64,124
DEPOSIT                                                                    17,920                17,920
                                                                      -----------          ------------
     TOTAL ASSETS                                                     $ 3,195,252          $  2,702,896
                                                                      ===========          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                     $82,680               $60,536
                                                                      -----------          ------------
     TOTAL LIABILITIES                                                     82,680                60,536
                                                                      -----------          ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000
 shares; issued and outstanding - none
Common Stock, $.0001 par value;  authorized -
 20,000,000 shares; issued and outstanding - 3,735,201
 in June 30, 1998 and December 31, 1999                                       373                   373
Additional paid-in capital                                              8,749,185             8,749,185
Deficit accumulated during the development stage                       (5,636,986)           (6,107,198)
                                                                      -----------          ------------
     TOTAL STOCKHOLDERS' EQUITY                                         3,112,572             2,642,360
                                                                      -----------          ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                         $ 3,195,252          $  2,702,896
                                                                      ===========          ============

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              November 17, 1988
                                         Three Months Ended June 30,           Six Months Ended June 30,         (Inception)
                                         ---------------------------           -------------------------              to
                                                                                                                 June 30,1999
                                           1998              1999              1998              1999            (cumulative)
                                           ----              ----              ----              ----            ------------
INCOME - consulting fees              $        0        $        0        $         0         $        0           $   133,973
                                      ----------        ----------        -----------         ----------           -----------

EXPENSES
     Royalties                           (38,587)          (40,511)           (77,175)           (81,024)             (953,992)
     Research and Development                  0                 0                  0                  0              (557,168)
     General and Administrative         (167,856)         (214,621)          (349,939)          (451,262)           (4,261,036)
                                       ---------        ----------        -----------         ----------           -----------
         TOTAL EXPENSES                 (206,443)         (255,132)          (427,114)          (532,286)           (5,772,196)
                                       ---------        ----------        -----------         ----------           -----------

         LOSS FROM OPERATIONS           (206,443)         (255,132)          (427,114)          (532,286)           (5,638,223)

INTEREST EXPENSE AND
 AMORTIZATION AND WRITE-OFF
 OF DISCOUNT AND DEBT
 ISSUANCE COSTS                                                                                                     (2,211,400)
INTEREST INCOME                           44,668            29,611             91,276             62,074               577,713
                                      ----------        ----------        -----------         ----------           -----------
         LOSS BEFORE
         EXTRAORDINARY INCOME           (161,775)         (225,521)          (335,838)          (470,212)           (7,271,910)

EXTRAORDINARY INCOME
 FROM FORGIVENESS OF
 INDEBTEDNESS                                                                                                        1,164,712
                                      ----------        ----------        -----------         ----------           -----------
         NET LOSS                     $ (161,775)       $ (225,521)       $  (335,838)        $ (470,212)          $(6,107,198)
                                      ==========        ==========        ===========         ==========           ===========

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    5,295,201         5,295,201          5,295,201          5,295,201             4,546,690
                                      ==========        ==========        ===========         ==========           ===========

LOSS PER COMMON SHARE
  Loss before extraordinary income         $(.03)            $(.04)             $(.06)             $(.09)               $(1.60)
  Extraordinary income                                                                                                     .26
                                      ----------        ----------        -----------         ----------           -----------
        NET LOSS                           $(.03)            $(.04)             $(.06)             $(.09)               $(1.34)
                                      ==========        ==========        ===========         ==========           ===========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                    Deficit
                                         COMMON STOCK                             Accumulated
                                   --------------------------                       During
                                                                  Additional         the
                                                                   Paid-in        Development
                                    Shares            Amount       Capital           Stage          Total
                                    ------            ------      ----------      -----------       -----
Balance December 31, 1998          3,735,201         $    373    $ 8,749,185      $(5,636,986)   $ 3,112,572

Net loss for the six months
ended June 30, 1999                                                                  (470,212)      (470,212)
                                   ---------         --------    -----------      -----------     ----------
  Balance June 30, 1999            3,735,201         $    373    $ 8,749,185      $(6,107,198)    $2,642,360
                                   =========         ========    ===========      ===========     ==========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                                            November 17,1988
                                                                                                             (Inception) to
                                                                             1998               1999          June 30, 1999
                                                                             ----               ----          (Cumulative)
                                                                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $ (335,838)       $( 470,212)       $(6,107,198)
  Adjustments to reconcile net loss to net cash used in
   operating activities
     Amortization and write-off of discount and debt
       issuance costs                                                                                           1,914,490
     Depreciation and other amortization                                      10,301            10,478             69,418
     Net loss on disposal of fixed assets                                                                           5,932
     Forgiveness of indebtedness                                                                               (1,164,712)
     Increase (decrease) in cash flows from
       Other current assets                                                  (32,215)           (1,989)           (52,261)
       Deposit                                                                                                    (17,920)
      Accounts payable and accrued expenses                                  (59,579)          (22,144)           350,919
                                                                           ---------        ----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                       (417,331)         (483,867)        (5,001,332)
                                                                           ---------        ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                              321,967           588,131          8,024,897
    Investments in marketable securities                                                                      (10,476,139)
    Other                                                                                                           9,193
    Purchases of fixed assets                                                                                    (148,422)
                                                                           ---------        ----------        -----------
NET CASH PROVIDED BY  (USED IN)
    INVESTING ACTIVITIES                                                     321,967           588,131         (2,590,471)
                                                                           ---------        ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
 notes payable and accrued interest of $1,960,671 and
 expenses of $1,367,163)                                                                                        4,782,887
Proceeds from bridge financing (net of expenses of
 $305,434 and exchange of notes payable of $50,000)                                                             3,211,177
Proceeds from issuance of common stock                                                                            615,334
Proceeds from other notes payable                                                                                 175,000
Payment of organization expenses                                                                                     (245)
Payments of notes payable                                                                                      (1,075,000)
                                                                           ---------        ----------         ----------
NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                                              0                 0          7,709,153
                                                                           ---------        ----------         ----------

(DECREASE) INCREASE IN CASH                                                  (95,364)          104,264            117,350

CASH - beginning                                                              98,015            13,086
                                                                           ---------        ----------         ----------
CASH - end                                                                 $   2,651           117,350            117,350
                                                                           =========        ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for income taxes                                              $  21,464            23,698         $   57,175
                                                                           =========        ==========         ==========
   Cash paid for interest                                                  $       0        $        0         $    6,818
                                                                           =========        ==========         ==========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto included in Form 10-KSB for the year ended December 31, 1998 of Imatec, Ltd. (Company), as filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. LOSS PER SHARE

Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the six months ended June 30, 1999. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

ITEM 2.  PLAN OF OPERATION

         The Company was organized on November 17, 1998. The Company is currently involved in significant patent litigation against Apple Computer Corp., as discussed in Item I, Part II, herein. The Company believes, based upon its internal budgets, that its available cash resources will be sufficient for the Company to: (i) engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) conduct its operations at least through the year ending June 30, 2000; however, the Company has no plans to pursue its business plan until the resolution of its patent litigation. The Company does not intend to utilize any cash resources towards research and development or the purchase and/or sale of any significant equipment. In addition, the Company does not anticipate any significant change in its number of employees.

General and administrative expenses for the three and six months ended June 30, 1999 increased by $46,765 and $101,323, respectively, from $167,856 and $349,939 in 1998 to $214,621 and $451,262 in 1999. These increases resulted from increased litigation expenses net of decreases in other expenses. The Company is continuing to reduce general and administrative expenses.

For the three and six months ended June 30, 1999, interest income decreased by $15,057 and $29,202, respectively, from $44,668 and $91,276 in 1998 to $29,611 and $62,074 in 1999, resulting from the use of marketable securities.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements. Imatec's business is dependent on the operations of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: the internal systems of Imatec's customers and suppliers, the hardware and software systems used by Imatec in the management of its business and non-information technology systems and services used by Imatec in its business, such as telephone systems and building systems. Imatec has internally reviewed the proprietary software systems used in the management of its business. Although Imatec believes that its systems are designed to be Year 2000 compliant, Imatec uses third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party or currently owned equipment or software to operate properly with regard to the Year 2000 and thereafter could require Imatec to incur unanticipated expenses to remedy any problems. Management does not believe that these expenses would have a material adverse impact on its business, prospects, financial condition and results of operations. Management does not believe that its expenditures to upgrade its internal systems and applications have been material to its business, prospects, financial condition or results of operations.

Imatec does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of Imatec to address any unforeseen Year 2000 issues could adversely impact its business, prospects, financial condition or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at June 30, 1999, the Company had an accumulated stockholders' deficit of $6,107,198. The Company has continued to incur losses since June 30, 1999. Further, the Company's working capital as of June 30, 1999 decreased by $459,734 from $3,020,050 as of December 31, 1998 to $2,560,316 as of June 30, 1999.

The Company believes that the remaining balance from their initial public offering will be sufficient for the Company to sustain its business plan through at least June 30, 2000, although there can be no assurance that such balance will be sufficient to finance the Company's operations for such period.


                           FORWARD LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the outcome of the Apple litigation or the licensing of the Company's technology. There can be no assurance that the Company will be successful in its plan of operation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1998, the Company filed a Patent Infringement Complaint against Apple Computer Corp. (Apple) in the United States District Court, Southern District, New York for damages of $1.1 billion. The complaint alleges that Apple has infringed on three United States Letters Patent, issued to Dr. Shalit, by making, using, and/or selling its "ColorSync" color management systems and inducing others to do so. The patents are exclusively licensed by Dr. Shalit to the Company and are: U.S. Letters Patent No. 4,939,581 entitled "Method and System in Video Image Hard Copy Reproduction"; No. 5,115,229 entitled "Method and System in Video Image Reproduction"; and No. 5,345,315 entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control." The complaint alleges Apple willfully, knowingly, and without the Company's consent infringed on the Company's rights thereunder. The Company is seeking a preliminary and permanent injunction enjoining Apple from infringing, inducing others or contributing to the alleged infringement of the Company's patents. A trial by jury has been demanded on all issues. In March 1998, Apple filed a counterclaim, alleging that the Company's patents are invalid, not infringed and unenforceable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of the stockholders of the Company at an Annual Meeting held on July 12, 1999. The holders of 2,972,147 shares of Common Stock were present or represented by proxy and, accordingly, a quorum was present and matters were voted on as follows:

        (a) The following persons were elected directors of the Company:

                      Votes for     Votes against      Votes Withheld
Dr. Hanoch Shalit     2,918,298     0                  53,849
Steven Ai             2,918,298     0                  53,849
Simon Cross           2,918,298     0                  53,849

        (b) The following resolution was submitted to a vote of stockholders at the meeting:

         To ratify the appointment of Most Horowitz & Company, LLP, as the certified public accountants of the Company. The resolution was passed with 2,951,349 shares voting in favor, 19,798 shares voting against and 1,000 shares abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMATEC, LTD.

                                    By: /s/ Hanoch Shalit
                                    ---------------------------------------
                                    Chairman of the Board of Directors,
                                    President, and Chief Executive Officer
                                    Dated:_________________ , 1999