Form 10QSB
period 1999-09-30
IMATEC LTD
filed 1999-11-15
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934 for the quarterly period ended September 30, 1999.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of November 2, 1999 was 3,735,201.

Transitional small business disclosure format:    Yes ______  No X

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS


                                      INDEX


                   PART 1. - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. - FINANCIAL STATEMENTS
    BALANCE SHEET - December 31, 1998 and September 30, 1999                   3

    STATEMENT OF OPERATIONS - For the three and nine months
         ended September 30, 1998 and 1999 and November 17, 1988
         (Inception) to September 30, 1999 (Cumulative)                        4

    STATEMENT OF STOCKHOLDERS' EQUITY - Nine months
         ended September 30, 1999                                              5

    STATEMENT OF CASH FLOWS - For the nine months ended
         September 30, 1998 and 1999 and November 17, 1988
         (Inception) to September 30, 1999 (Cumulative)                        6

    NOTES TO FINANCIAL STATEMENTS                                              7

ITEM 2.

PLAN OF OPERATION                                                              7

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                      9

ITEM 2. CHANGES IN  SECURITIES                                                 9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                        9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                                  9

ITEM 5. OTHER INFORMATION                                                     10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

SIGNATURES                                                                    10

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET


                                                                                                           September 30,
                                                                                   December                    1999
                                                                                   31, 1998                 (UNAUDITED)
                                                                                 -------------             -------------
                     ASSETS
CURRENT ASSETS
Cash                                                                             $      13,086             $   2,333,895
Marketable Securities                                                                3,039,372
Other Current Assets                                                                    50,272                    44,698
                                                                                 -------------             -------------
     TOTAL CURRENT ASSETS                                                            3,102,730                 2,378,593

FIXED ASSETS (net of accumulated depreciation
  of $61,629 and $67,528 at December 31, 1998
  and September 30, 1999, respectively)                                                 74,602                    58,885
DEPOSIT                                                                                 17,920                    28,574
                                                                                 -------------             -------------

     TOTAL ASSETS                                                                $   3,195,252             $   2,466,052
                                                                                 =============             =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                            $      82,680             $      76,328
                                                                                 -------------             -------------
     TOTAL LIABILITIES                                                                  82,680                    76,328
                                                                                 -------------             -------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized -
     2,000,000 shares; issued and outstanding - none
Common Stock, $.0001 par value; authorized -
     20,000,000 shares; issued and outstanding -
     3,735,201 at September 30, 1999 and December 31, 1998                                 373                       373
Additional paid-in capital                                                           8,749,185                 8,749,185
Deficit accumulated during the development stage                                    (5,636,986)               (6,359,834)
                                                                                 -------------             -------------
     TOTAL STOCKHOLDERS' EQUITY                                                      3,112,572                 2,389,724
                                                                                 -------------             -------------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                                    $   3,195,252             $   2,466,052
                                                                                 =============             =============




                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        Three months ended              Nine months ended
                                                          September 30,                   September 30,
                                                   -----------------------------     -----------------------
                                                                                                                November 17, 1988
                                                                                                                 (Inception) to
                                                                                                                September 30, 1999
                                                     1998                 1999          1998          1999         (cumulative)
                                                  ---------            ---------     ---------     ---------    ------------------
   INCOME - consulting fee                          $     0             $      0     $       0      $      0        $  133,973
                                                                                                                    ----------
   EXPENSES
        Royalties                                   (40,517)             (42,543)     (117,692)     (123,567)         (996,535)
        Research and development                                                                                      (557,168)
        General and administrative                 (197,671)            (239,797)     (547,610)     (691,059)       (4,500,833)
                                                  ---------            ---------     ---------     ---------         ---------
   TOTAL EXPENSES                                  (238,188)            (282,340)     (665,302)     (814,626)       (6,054,536)
                                                  ---------            ---------     ---------     ---------         ---------
   LOSS FROM OPERATIONS                            (238,188)            (282,340)     (665,302)     (814,626)       (5,920,563)

   INTEREST EXPENSE AND
       AMORTIZATION AND  WRITE-OFF
       OF DISCOUNT AND DEBT
       ISSUANCE COSTS                                                                                               (2,211,400)
   INTEREST INCOME                                   43,136               29,704       134,412        91,778           607,417
                                                  ---------            ---------     ---------     ---------         ---------
            LOSS BEFORE
                 EXTRAORDINARY INCOME              (195,052)            (252,636)    $(530,890)     (722,848)       (7,524,546)

   EXTRAORDINARY INCOME
         FROM FORGIVENESS OF
         INDEBTEDNESS                                                                                                1,164,712
                                                  ---------            ---------     ---------     ---------         ---------
            NET LOSS                              $(195,052)           ($252,636)    $(530,890)    ($722,848)      $(6,359,834)
                                                  =========             ========     =========      ========       ===========

   AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                       5,295,201            5,295,201     5,295,201     5,295,201         4,564,296
                                                  =========            =========     =========     =========       ===========
   LOSS PER COMMON SHARE
     Loss before extraordinary income                 $(.04)           $    (.05)        $(.10)        $(.14)           $(1.65)
     Extraordinary income                                                                                                  .26
                                                  ---------            ---------     ---------     ---------       -----------
           NET LOSS                                  $ (.04)           $    (.05)       $ (.10)    $    (.14)      $     (1.39)
                                                  =========            =========     =========     =========       ===========


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)



                                                                                          Deficit
                                                                                        Accumulated
                                           Common Stock             Additional          During the
                                     -----------------------         Paid-in            Development
                                       Shares         Amount         Capital               Stage                Total
                                     ---------         ----       -----------           -----------           ----------
Balance December 31, 1998            3,735,201         $373       $ 8,749,185           $(5,636,986)          $3,112,572

Net loss for the nine months
     ended September 30, 1999                                                              (722,848)            (722,848)
                                     ---------         ----       -----------           -----------           ----------
  Balance September 30, 1999         3,735,201         $373       $ 8,749,185           $(6,359,834)          $2,389,724
                                     =========         ====       ===========           ===========           ==========


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             NINE MONTHS ENDED SEPT., 30            November 17,1988
                                                                                                                     (Inception) to
                                                                               1998                 1999             Sept. 30, 1998
                                                                            (UNAUDITED)         (UNAUDITED)            (Cumulative)
                                                                            -----------         -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(530,890)          ($722,848)             $(6,359,834)
Adjustments to reconcile net loss to net cash used in operating activities
     Amortization and write-off of discount and debt
        issuance costs                                                                                                    1,914,490
     Depreciation and other amortization                                        13,471              15,717                   74,657
     Net loss on disposal of fixed assets                                                                                     5,932
     Forgiveness of indebtedness                                                                                         (1,164,712)
     Increase (decrease) in cash flows from
       Other current assets                                                    (16,570)              5,574                  (44,698)
       Deposit                                                                                     (10,654)                 (28,574)
      Accounts payable and accrued expenses                                     16,930              (6,352)                 366,711
                                                                             ---------           ---------              -----------
NET CASH USED IN OPERATING ACTIVITIES                                         (517,059)           (718,563)              (5,236,028)
                                                                             ---------           ---------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                432,630           3,039,372               10,476,139
    Investments in marketable securities                                                                                (10,476,139)
    Other                                                                        6,132                                        9,192
    Purchases of fixed assets                                                                                              (148,422)
                                                                             ---------           ---------              -----------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                         438,762           3,039,372                 (139,230)
                                                                             ---------           ---------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion of bridge
   notes payable and accrued interest of $1,960,671 and
   expenses of $1,367,163)                                                                                                4,782,887
Proceeds from bridge financing (net of expenses of
   $305,434 and exchange of notes payable of $50,000)                                                                     3,211,177
Proceeds from issuance of common stock                                                                                      615,334
Proceeds from other notes payable                                                                                           175,000
Payment of organization expenses                                                                                               (245)
Payments of notes payable                                                                                                (1,075,000)
                                                                             ---------           ---------              -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            0                   0                7,709,153
                                                                             ---------           ---------              -----------

INCREASE (DECREASE) IN CASH                                                    (78,297)          2,320,809                2,333,895

CASH - beginning                                                                98,015              13,086                        0
                                                                             ---------           ---------              -----------

CASH - end                                                                   $  19,718          $2,333,895              $ 2,333,895
                                                                             =========          ==========              ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for income taxes                                                $  21,464          $   23,698              $    57,175
                                                                             =========          ==========              ===========

   Cash paid for interest                                                    $       0          $        0              $     6,818
                                                                             =========          ==========              ===========


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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. LOSS PER SHARE

Loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding during the nine months ended September 30, 1999. Fully-dilutive loss per common share has not been presented because it was anti-dilutive.

ITEM 2.  PLAN OF OPERATION

         The Company was organized on November 17, 1988. The Company is currently involved in significant patent litigation against Apple Computer Corp., as discussed in Item I, Part II, herein. The Company believes, based upon its internal budgets, that its available cash resources will be sufficient for the Company to: (i) engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) conduct its operations at least through September 30, 2000. However, the Company has no plans to pursue its business plan until the resolution of its patent litigation. The Company does not intend to currently utilize any cash resources towards research and development or the purchase and/or sale of any significant equipment. In addition, the Company does not anticipate any significant change in its number of employees.

General and administrative expenses for the three and nine months ended September 30, 1999 increased by $42,126 and $143,449, respectively, from $197,671 and $547,610 in 1998 to $239,797 and $691,059 in 1999. These increases resulted from increased litigation expenses net of decreases in other expenses. The Company is continuing to reduce general and administrative expenses.

For the three and nine months ended September 30, 1999, interest income decreased by $13,482 and $42,634, respectively, from $43,136 and $134,412 in 1998 to $29,704 and $91,778 in 1999, resulting from the use of marketable securities.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities since inception, as of September 30, 1999, the Company had an accumulated stockholders' deficit of $6,359,834. The Company has continued to incur losses since September 30, 1999. Further, the Company's working capital as of September 30, 1999 decreased by $717,785 from $3,020,050 as of December 31, 1998 to
$2,302,265 as of September 30, 1999.

The Company believes that the remaining balance from their initial public offering will be sufficient for the Company to sustain its business plan through at least September 30, 2000, although there can be no assurance that such balance will be sufficient to finance the Company's operations for such period.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1998, the Company filed a Patent Infringement Complaint against Apple Computer Corp. (Apple) in the United States District Court, Southern District, New York for damages of $1.1 billion. The complaint alleges that Apple has infringed on three United States Letters Patent, issued to Dr. Shalit, by making, using, and/or selling its "ColorSync" color management systems and inducing others to do so. The patents are exclusively licensed by Dr. Shalit to the Company and are: U.S. Letters Patent No. 4,939,581 entitled "Method and System in Video Image Hard Copy Reproduction"; No. 5,115,229 entitled "Method and System in Video Image Reproduction"; and No. 5,345,315 entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using a Closed Loop Control." The complaint alleges Apple willfully, knowingly, and without the Company's consent infringed on the Company's rights thereunder. The Company is seeking a preliminary and permanent injunction enjoining Apple from infringing, inducing others or contributing to the alleged infringement of the Company's patents. A trial by jury has been demanded on all issues. In March 1998, Apple filed a counterclaim, alleging that the Company's patents are invalid, not infringed and unenforceable. No trial date has been set yet.

ITEM 2. CHANGES IN SECURITIES

         The 4,000,000 warrants issued by the Company in connection with its initial public offering expired by their terms on October 28, 1999 and are no longer listed on the OTC Bulletin Board.

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

                                      IMATEC, LTD.

                                      By: /s/ Hanoch Shalit
                                      ---------------------------------------
                                      Chairman of the Board of Directors,
                                      President, and Chief Executive Officer
                                      Dated:                         , 1999