Form 10KSB
period 1999-12-31
IMATEC LTD
filed 2000-03-30
CIK 1004913

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

 ------------------------------------------------------------------------------

                         Commission File Number 0-21752

                                  IMATEC, LTD.
                 (Name of small business issuer in its charter)


                  Delaware                                11-3289398
(State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                       Identification No.)

                              150 East 58th Street
                            New York, New York 10155
                    (Address of principal executive offices)

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

                               Title of each class
                             -----------------------
                    Common Stock, par value $.0001 per share
                              Share Purchase Rights

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

The aggregate market value of the voting common equity stock held by non-affiliates, computed based upon the closing price on March24, 2000 was $723,213.

The number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant as of March 20, 2000 was 3,735,201 shares.

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

         The Company entered into a license agreement as of June 25, 1995 with Dr. Hanoch Shalit, the Company's Chairman of the Board of Directors, President, and Chief Executive Officer (the "License Agreement"). The License Agreement grants the Company the exclusive right to make, use, sell, and sublicense "Patentable Image Technology," which is defined in the License Agreement as the three United States patents, two European patents and certain U.S. and foreign patent applications. Under the terms of the License Agreement, Dr. Shalit received from the Company a one-time $350,000 payment in January 1996. Dr. Shalit is also entitled to receive a flat royalty fee of $140,000 per annum, payable in monthly installments of $11,667, for so long as the Company and any successor of the Company is in existence (the "Annual Royalty"); provided, however, that in the event that Dr. Shalit is no longer Chairman of the Board of Directors, President, and Chief Executive Officer for any reason whatsoever, but the Company or any successor of the Company continues in existence, the Annual Royalty shall automatically be increased to $250,000 per annum. Pursuant to the terms of the License Agreement, the Annual Royalty shall increase by 5% every year as long as the Company or any successor of the Company is in existence. For the year ended December 31, 1999, the Annual Royalty amounted to $166,109. The License Agreement also grants to the Company the exclusive right as to inventions made by Dr. Shalit in the course of his employment under his employment agreement with the Company. The Company's obligations to pay the Annual Royalty is to continue until the expiration of the License Agreement. The term of the License Agreement expires when the last licensed patent expires, whether in the United States or abroad. Under the License Agreement, the Company is obligated to use its reasonable best efforts to make, use, sell, protect and sublicense to others the Patentable Image Technology.

         The Company has made and presently intends to make all appropriate filings and registrations, or take all other actions the Company believes to be necessary, to obtain and protect all patents, trademarks, copyrights, tradenames, and all other intellectual property rights, if any, relating to the Company, although there can be no assurance that the Company will be able to effectively do so.

         The Company has sent letters alleging that its patents have been infringed to three companies. They have denied such infringement. The Company has been advised that patent infringement litigation may be expensive, its results uncertain due to the uncertainty of litigation and that a final judgement may not be expected before three years.

         In February 1998, the Company and Dr. Shalit, , filed a patent infringement complaint against Apple Computer Corp. ("Apple") in the United States District Court for the Southern District of New York. The complaint alleges that Apple infringed on the Patents, defined below, which were licensed exclusively by Dr. Shalit to the Company, by making, using and selling its ColorSync color management systems. The "Patents" are US Letter Patent No. 4,939,581, entitled, "Method and System in Video Image Hard Copy Reproduction"; Patent No. 5,115,229, entitled "Method and System in Video Image Reproduction"; and Patent No. 5,345,315, entitled "Method and System for Improved Tone and Color Reproduction of Electronic Images on Hard Copy Using for a Closed Loop Control." Apple filed a motion to dismiss and a motion for summary judgment in April and February 1999.

        In January 2000, the Court granted Apple's motions. The Court held that the inventions which are the subject of the Patents had been previously assigned to a former employer of Dr. Shalit. The Court also held that Apple's ColorSync system does not infringe any of the patents.

        The Company and Dr. Shalit have appealed the decision to the United States Court of Appeals for the Second Circuit. The Company believes that the District Court erred in determining that the inventions encompassed by the Patents were previously assigned and that the District Court incorrectly construed the claims of the Patents, resulting in an erroneous infringement analysis.

         Apple has filed a motion to recover attorney's fees of approximately $1.7 million. The Company has vigorously contested the motion and believes that it is without merit.

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

MARKETING

         The Company markets its technology and Imatec 20/20 Systems by a variety of means, each of which is intended to facilitate the licensing of its technology and Imatec 20/20 Systems. The Company attends industry trade shows in the United States where it believes it gains additional exposure to potential licensees for its technology and Imatec 20/20 Systems. The Company has joined certain industry trade associations to gain exposure as well as keep current of emerging and changing imaging standards and where feasible, to have its representatives serve on various standards committees in the imaging field. The Company may hire marketing personnel and consultants if required.

RESEARCH AND DEVELOPMENT

         In applying the Imatec 20/20 System designed for the medical diagnostic imaging field to other aspects of the medical imaging field, as well as in connection with developing Imatec 20/20 Systems for other fields, the Company intends to engage consultants and independent contractors from time to time to conduct research and development activities. The Company, in some instances, may acquire certain technologies that the Company believes enhance or further the application of the Company's technology or its Imatec 20/20 Systems to other imaging fields, although it will only effect such acquisitions in those instances where the Company believes that acquisition of such technologies is more economical and efficient than engaging in the research and development itself. The Company does not have any current arrangements or understandings at the present time to acquire any such technologies.

         The Company incurred $15,114 in research and development activities during the year ended December 31, 1998 and none during 1999.

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

         In December 1998 and in February 1999, the Company filed for two new patents in the imaging field.

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

         While a license of the Company's will be more likely to experience the FDA review and clearance processes than the Company directly, it may be more difficult to sell or license the Company's technology in light of such rigorous FDA license requirements. The Company has never sought FDA approval for its Technology.

EMPLOYEES

         As of December 31, 1999, the Company had two full-time employees- Dr. Hanoch Shalit, who serves as the Company's Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer and one administrative assistant. The Company also employs part-time consultants for marketing and computer programming.

ITEM 2. DESCRIPTION OF PROPERTY

         (a) The Company renewed for 18 months its lease which was to expire on June 19, 1999 for approximately 5,000 square feet for its principal executive offices at 150 East 58th Street, New York, New York 10155 pursuant to which the Company pays rent of approximately $5,330 per month. Such lease expires on January 31, 2001.

         (b) Investment Policies
             Not applicable.

         (c) Description of real estate and operating data
             Not applicable.

ITEM 3. LEGAL PROCEEDINGS

         See Item 1 for information concerning the Company's legal dispute with Apple.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock

         The common stock, par value $ .01 per share (the "Common Stock) of the Company commenced trading on the NASDAQ NATIONAL Market on October 29, 1996 under the symbol "IMEC" . In June, 1998, the Company was delisted from the NASDAQ National Market for failure to meet the listing requirements. The Company is currently listed on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock.

-------------------------------------------------------------------------------
                                  1999                           1998
-------------------------------------------------------------------------------
       Period              High            Low           High           Low
-------------------------------------------------------------------------------
First quarter             1.468          0.656          $ 1.063        $ 0.250
-------------------------------------------------------------------------------
Second Quarter            1.625          0.687            0.750          0.250
-------------------------------------------------------------------------------
Third Quarter             1.531          0.687            1.750          0.250
-------------------------------------------------------------------------------
Fourth Quarter            0.843          0.562            0.938          0.313
-------------------------------------------------------------------------------

         On March 24, 2000, the closing price of the Common Stock was $0.38.

         As of December 31, 1999, there were 293 holders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Company was organized on November 17, 1988. The Company is currently involved in significant patent litigation against Apple Computer Corp., as discussed in Item 1 herein. The Company believes, based upon its internal budgets, that its available cash resources will be sufficient for the Company to ( i ) engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, ( ii ) to engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and ( iii ) to conduct its operations at least through the year ending December 31,2000; however, the Company has no plans to pursue its business plan until the resolution of its patent litigation. The Company does not intend to utilize any cash resources towards research and development or the purchase and/or sale of any significant equipment. In addition, the Company does not anticipate any significant change in its number of employees.

         As of March 2, 2000, all of Imatec's proprietary software systems used in the management of its business and third-party equipment and software are Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage, and, primarily as a consequence of expenses incurred in connection with research and development activities, at December 31, 1998 and 1999 the Company had an accumulated stockholders' deficit of $5,636,986 and $6,511,179, respectively. The Company has continued to incur losses since December 31, 1999.

         To date, the Company has financed its operations principally from the sale of securities and loans. In 1991, the Company issued 55,250 shares of Common Stock to an investor for gross proceeds of $500,000. In 1994, the Company issued an aggregate of 12,615 shares of Common Stock to two investors for aggregate gross proceeds of $114,224.

         In the second and third quarters of 1995, the Company borrowed an aggregate principal amount of $175,000 from five non-affiliated, accredited investors pursuant to one year promissory notes. All of these investors converted their respective loans into Units in the Bridge Financing (as hereinafter defined).

         On November 30, 1995, the Company effected the initial closing (the "First Closing") of a private placement (the "Bridge Financing") pursuant to which it sold an aggregate of 37 units (the "Units") to non-affiliated, accredited investors, each Unit consisting of (a) a 10% promissory note (the "Note") in the principal amount of $50,000, which was repaid, in part, in November 1996 with a portion of the net proceeds of the initial public offering of securities of the Company (the "Initial Public Offering"), (b) 6,897 shares of Common Stock, and (c) 50,000 warrants (the "Bridge Warrants") exercisable at $1.00 per share.." The Company received gross proceeds from the sale of the 37 Units in the First Closing of $1,850,000, pursuant to which it issued an aggregate of 255,194 shares of Common Stock and 1,850,000 Bridge Warrants. The investors in the First Closing received financial statements from the Company, which did not properly account for the Company's research and development costs. As a result thereof, the Company circulated revised financial statements and gave rescission offers to all of the investors in the First Closing, only one of whom accepted such rescission offer. On April 12, 1996, the Company effected a second closing of the Bridge Financing (the "Second Closing") pursuant to which it received an additional $2,150,000 in gross proceeds for which it issued an aggregate of 43 Units, consisting of notes in the aggregate principal amount of $2,150,000, 296,591 shares of Common Stock, and 2,150,000 Bridge Warrants. The aggregate net proceeds from the Bridge Financing were approximately $3,230,000 (after commissions and expenses) and in connection therewith the Company issued an aggregate of 551,785 shares of Common Stock (including 25 shares of Common Stock which resulted from rounding to the nearest whole share in connection with the purchase of fractional units) and 4,000,000 Bridge Warrants. The Company used the net proceeds from the Bridge Financing (i) to make a one-time payment of $350,000 to the Company's Chairman of the Board of Directors, President, and Chief Executive Officer, Dr. Hanoch Shalit, pursuant to the License Agreement and (ii) for marketing and working capital purposes.

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

         In October 1996, in order to comply with listing requirements of the NASDAQ Market, the Company restructured the Bridge Financing (the "Bridge Financing Restructuring"). Accordingly, all of the investors in the Bridge Financing (the "Bridge Investors") were given the choice to either (i) convert on the closing date their entire principal and accrued interest into shares of Common Stock at the rate of $4.00 per share, retain the Bridge Warrants, and return all of the shares of Common Stock that they received in the Bridge Financing ("Option A"), or (ii) upon the closing of the Initial Public Offering receive a one time payment equal to 50% of the principal amount of their Note, not receive any accrued interest whatsoever, and return all of the Bridge Warrants and Common Stock that they received in the Bridge Financing ("Option B"). Bridge Investors owning an aggregate of 38 Units elected Option A and Bridge Investors owning an aggregate of 41 Units elected Option B. The Bridge Investor representing the remaining one (1) Unit who failed to choose either Option A or Option B as of March 1, 1997 was deemed to have chosen Option A by the Company, and the Company canceled on its books and records the Common Stock issued to him in the Bridge Financing. Consequently, the Bridge Financing was restructured such that, upon the closing of the Initial Public Offering the Company repaid an aggregate of $1,025,000 of principal amount of Notes with respect to those investors who chose Option B. The balance of the principal amount of the Notes issued in the Bridge Financing, and all accrued interest thereon, has been forgiven and will not be repaid. In addition, the Company issued upon the closing of the Initial Public Offering an aggregate of 525,201 shares of Common Stock and 1,950,000 Bridge Warrants to those Bridge Investors who chose Option A. The balance of 2,050,000 Bridge Warrants and all 551,785 shares of Common Stock issued in the Bridge Financing were returned to the Company upon the closing of Initial Public Offering.

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

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 1999, the Company had net operating loss carryforwards under Section 172 of the Internal Revenue Code, as amended (the "Code"), of approximately $5,900,000 for Federal income tax purposes which may be used to offset future taxable income through 2014.

ITEM 7. FINANCIAL STATEMENTS

         See Page F-1 hereof for the Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Directors and Officers

         The names and ages of the directors and executive officers of the Company are set forth below.

         Name                       Age     Position Held
         ----                       ---     -------------
         Dr. Hanoch Shalit          46      Chairman of the Board of Directors, President,
                                            Chief Executive Officer, Chief Financial Officer
                                            and Secretary

         Steven Ai                  45      Director

         Simon Cross                48      Director

         The Company has agreed with Dr. Shalit that he shall be entitled to a nominee on the Board of Directors until the expiration date of the last of the Company's patents. The Company has also agreed with A.S. Goldman, the underwriter of the Initial Public Offering (the "Underwriter") that, for the period terminating on October 29, 2001, that it will use its best efforts to cause one individual designated by the Underwriter, and acceptable to the Company, to be elected to the Board of Directors, which individual may be a director, officer, employee, or affiliate of such underwriter. Directors serve until the next annual meeting of stockholders and the election and qualification of their successors. During 1999, options were granted to the Directors to purchase an aggregate of 300,000 shares of common stock. Through 1998, Directors did not receive any compensation for serving on the Board of Directors. . The officers are appointed by the directors and serve, subject to existing employment agreements, at the discretion of the Board of Directors. There are no family relationships among any Directors or executive officers.

         Dr. Shalit founded the Company in November 1988 and has been its Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary since inception and Chief Financial Officer since April 1999. From September 1982 until June 1987 Dr. Shalit was employed as a senior chemist with Chemco Photo Products, a private imaging company. From June 1987 until November 1988, Dr. Shalit was employed by the FONAR Corporation, a public imaging company where he was the President of the Photographic Sciences Division in charge of production, sales, and service for the FONAR corporation's photographic products. Dr. Shalit earned a B.S. (Honors) in the Sciences of Photography from the Polytechnic of Central London (now known as University of Westminster) in Great Britain in 1978 and a Ph.D. in Physics from the University of London in 1981.

         Steven Ai has been a director of the Company since November 30, 1995. Since 1992, Mr. Ai has been the President of City Mill Co., Ltd., a private company located in Honolulu, Hawaii, which owns and operates a chain of retail home product stores. Prior to 1992, Mr. Ai was a manager with the public accounting firm of KPMG Peat Marwick.

         Simon Cross has served as a director of the Company since July 15, 1996 and served as Vice President - Marketing and Sales from January 6, 1997 until December 1997. Since January 1999, Mr. Cross is the President of a consulting and internet related business in the United Kingdom. From February 1993, Mr. Cross was the general manager of Shackman Instruments, a private company located in the United Kingdom which designs and manufactures identification cameras and associated security systems. From May 1992 to February 1993, Mr. Cross was the sales and marketing manager of Techspan Systems plc, a private company located in the United Kingdom which specializes in computer controlled large scale electronic displays. From June 1990 to May 1992, Mr. Cross was the director of X-Tek Systems Ltd., a private company located in the United Kingdom which develops and manufactures high definition microfocus x-ray systems for industrial inspection.


COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has two committees of the Board of Directors, an Audit Committee and a Compensation Committee.

         The Audit Committee reviews the engagement of the independent accountants, reviews and approves the scope of the annual audit undertaken by the independent accountants, and reviews the independence of the accounting firm. The Audit Committee will also review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal control procedures. Mr. Ai is the sole member of the Audit Committee. The Audit Committee did not meet during the year ended December 31, 1999.

         The Compensation Committee reviews executive compensation issues. The members of the Compensation Committee are Messrs. Cross and Shalit. The Compensation Committee met once during the year ended December 31, 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons or entities who own more than 10% of the Company's Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock with the Securities and Exchange Commission. Such persons or entities are also required by SEC regulations to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, all Section 16(a) filing requirements applicable to such persons or entities were complied with in 1999.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1997, 1998 and 1999 of the Chief Executive Officer of the Company, the only executive officer of the Company whose annual compensation in 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                               Annual Compensation                         Long Term Compensation
                     ----------------------------------------- -----------------------------------------------
                                                    Other      Long Term              Incentive
Name and Principal                                 Annual        Stock      Options     Plan        Other
     Position         Year   Salary     Bonus   Compensation    Award(s)      SARs    Payouts   Compensation
-------------------- ------ ---------- -------- -------------- -----------  --------- --------- --------------
                               (1)       (2)                                  (3)
Dr. Hanoch Shalit    1999     $71,194     -           -            -           -         -            -

Chairman of the      1998     $67,804     -           -            -           -         -            -
Board of Directors,
 Chief               1997     $64,575     -           -            -           -         -            -
 Executive Officer,
 Secretary and
Chief Financial
Officer
--------------------------------------------------------------------------------------------------------------

(1) Pursuant to his employment agreement. See "Management - Employment Agreements."

(2) Pursuant to his employment agreement, Dr. Shalit is entitled to receive a bonus equal to $10,000 for every $1,000,000 of gross annual sales received by the Company. See "Management -- Employment Agreements."

(3) In January 2000, Dr. Shalit was granted options to acquire 100,000 shares of common stock exercisable at $.66, per share, through January 2009. The Company deemed these options to have nominal value.

(4) .

EMPLOYMENT AGREEMENTS

         Dr. Hanoch Shalit, the Chairman of the Board of Directors, President, Chief Executive Officer, Secretary and Chief Financial Officer of the Company is employed pursuant to a five-year agreement which expires June 30, 2000. The agreement provides for an annual base salary of $60,000, which increases at the rate of 5% per annum, plus benefits. For 1999, Dr. Shalit received a base salary of $71,194. Dr. Shalit is also entitled to receive a bonus of $10,000 for every $1,000,000 of gross annual sales received by the Company. In addition, Dr. Shalit's agreement provides that, during the term, he shall not compete with the Company in the United States or Canada or disclose, without the Company's consent, confidential information that has been or will be disclosed to him by the Company. Dr. Shalit's employment with the Company shall terminate upon his death or disability, the Company no longer being involved in the imaging technology business, the bankruptcy of the Company or the Company having been merged into or acquired by another company. Furthermore, Dr. Shalit's employment may be terminated by the Company for "cause," which is defined as either dishonesty detrimental to the best interests of the Company or willful disloyalty to the Company.

         The Company is the sole beneficiary of a "key man" life insurance policy on the life of Dr. Shalit in the amount of $1 million.

INDEMNIFICATION AGREEMENTS

         The Company has entered into an Indemnification Agreement with each of its Directors and officers, and intends to enter into such an agreement with any future officer, employee, agent, or fiduciary designated by the Board of Directors (in each case, an "Indemnified Party"), which provides that the Company indemnify the Director or other party thereto to the fullest extent permitted by applicable law. The agreement includes indemnification, to the extent permitted by applicable law, against expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by the Indemnified Party in connection with any civil or criminal action or administrative proceeding arising out of the Indemnified Party's performance of his duties as a Director, officer, agent, or fiduciary of the Company. Such indemnification is available if the Indemnified Party acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

         Under the Indemnification Agreement, the entitlement of an Indemnified Party to indemnification will be determined by a majority vote of a quorum of disinterested Directors, or if such quorum is not obtainable, either by independent counsel or by the stockholders of the Company, as determined by the disinterested Directors. If a change of control of the Company has occurred, the entitlement of such Indemnified Party shall be determined by independent counsel to the Company, unless such Indemnified Party requests that either the Board or the stockholders make such determination. Each Indemnification Agreement requires the Company to advance litigation expenses at the request of the Indemnified Party who is a party thereto whether prior to or after final resolution of a proceeding, provided that he undertakes to repay such advances if it is ultimately determined that he is not entitled to indemnification for his expense. The advance of litigation expenses will therefore be mandatory upon satisfaction of certain conditions by the Indemnified Party.

         The Company has obtained officers' and directors' liability insurance, which provides for a maximum of $2,000,000 of coverage, subject to a $50,000 corporate reimbursement per occurrence payable by the Company. Any payments made by the Company under an Indemnification Agreement which are not covered by the insurance policy may have an adverse impact on the Company's earnings.

STOCK OPTION PLAN

         In February 1996, the Board of Directors of the Company adopted and the stockholders of the Company subsequently Approved, of the Company's 1996 Stock Option Plan ("Stock Option Plan") relating to 500,000 shares of Common Stock. The purpose of the Stock Option Plan is to enable the Company to encourage key employees, officers, Directors, and consultants to contribute to the success of the Company by granting such individuals and Directors nonqualified "stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("ISOs"). As of March 2, 2000, ten year options to purchase 345,000 shares have been granted and outstanding under the Stock Option Plan, including options granted in January 1999 with respect to 300,000 shares at $.66, per share, to Dr. Shalit, Mr. Cross and Mr. Ai.

         The Stock Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee") which determines, in its discretion, among other things, the recipients and vesting of grants and the number of shares to be subject to such options.

         The Stock Option Plan provides for the granting of options to purchase shares of Common Stock at an exercise price to be determined by the Board of Directors or the Committee.

         Upon the exercise of an option, the holder must make payment of the full exercise price. The Plan allows for payment in cash, shares of Common Stock, or a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 15, 2000, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each officer and director, and (iii) all officers and directors as a group.

                                                     Shares Beneficially Owned(1)
Names and Addresses of Beneficial Owned                       Number                             Percentage
---------------------------------------              ---------------------------                 ----------
Dr. Hanoch Shalit(2) (4)............                          935,177                                24.4

Carmello Cotrino....................                          663,000                                17.8
8 Homsted Circle
Marlboro, NJ  07746

Steven Ai (2) (4)...................                          136,833(3)                              3.6

Simon Cross(2) (4)..................                          100,000                                 2.6

Yoram Yosifov(2)....................                          297,000                                 8.0

Officers and directors as a group
(3 persons).........................                        1,172,010                                30.6

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

(2) The address of each of the referenced individuals is c/o the Company, 150 East 58th Street, New York, New York 10155.

(3) 36,833 shares as beneficially owned by Steven Ai and held by The Revocable Trust of David C. Ai, dated July 24, 1985, as restated, of which Steven Ai serves as Chairman and, along with two other individuals, is a trustee.

(4) Includes100,000 shares which may be acquired under stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1 with respect to the Company's license agreement with Dr. Shalit.

         In 1999, the Company paid fees of $23,480 for computer consulting services to a company, of which Mr. Cross, a Director of the Company, is an Officer.

         Management believes that its agreements with officers, directors and affiliates have been made on terms no less favorable to the Company than those that were available from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

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

10.2(1)  Employment Agreement by and between the Company and Dr. Hanoch Shalit.

10.5(2) License Agreement by and between the Company and Dr. Hanoch Shalit as amended

10.6(2) Form of Indemnification Agreement entered into with officers and directors.

10.7(1) Lease for the Company's principal offices located at 150 E. 58th Street, New York, NY 10155. As amended.

10.7A    Amendment, dated January 31, 1999, to the lease.

10.8(2)  Form of Stock Option Plan.

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

(5)      Incorporated by reference to the Company's Form 8-K, dated March 20,
         2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IMATEC, LTD.



Date: March ____, 2000                   By: /s/ Hanoch Shalit
                                             -----------------
                                             Hanoch Shalit
                                             Chairman of the Board of Directors,
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                       Title                             Date
/s/ Hanoch Shalit      Chairman of the Board of Directors,      March ___, 2000
-------------------    President, Chief Executive
                       and Financial Officer
   Hanoch Shalit


/s/ Steven Ai          Director                                 March ___, 2000
---------------
    Steven Ai

/s/ Simon Cross        Director                                 March ___, 2000
-----------------
    Simon Cross

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS



                                      INDEX

INDEPENDENT AUDITORS' REPORT                                             F-2

BALANCE SHEET - December 31, 1998 and 1999                               F-3

STATEMENT OF OPERATIONS                                                  F-4
November 17, 1988 (Inception) to December 31, 1999 (Cumulative) and years ended December 31, 1998 and 1999

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY -
November 17, 1988 (inception) to December 31, 1999                       F-5

STATEMENT OF CASH FLOWS - November 17, 1988 (Inception)
to December 31, 1999 (Cumulative) and years ended
December 31, 1998 and 1999                                               F-6

NOTES TO FINANCIAL STATEMENTS                                         F-7 - F-11

Stockholders and Board of Directors                          February 16, 2000
Imatec, Ltd.
New York, New York


                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying balance sheet of Imatec, Ltd. (A Development Stage Enterprise) as of December 31, 1998 and 1999, and the related statements of operations, Stockholders' (deficit) equity and cash flows for the years ended December 31, 1998 and 1999 and November 17, 1988 (Inception) to December 31, 1999 (Cumulative). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imatec, Ltd. (A Development Stage Enterprise), as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 and November 17, 1988 (Inception) to December 31, 1999 (Cumulative) in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. If the Company is unsuccessful in the litigation discussed in Note 10 to financial statements, there will be substantial doubt about whether the Company will be able to continue as a going concern. Management believes it will be successful. These financial statements do not include any adjustment that might result from an unsuccessful outcome of this matter.


                                             /s/ Most Horowitz & Company, LLP
                                             ---------------------------------
                                                 Most Horowitz & Company, LLP

New York, New York

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                                                              December 31,
                                                                     ------------------------------

                             ASSETS                                      1998              1999
                                                                     -----------        -----------
Current Assets
      Cash (Note 4)                                                  $   13,086          $2,169,252
      Marketable Securities (Note 5)                                  3,039,372
      Other Current Assets                                               50,272              45,999
                                                                     -----------         ----------
      Total Current Assets                                            3,102,730           2,215,251

FIXED ASSETS (net of accumulated depreciation
      of $61,629 and $82,591, at December 31,
      1998 and 1999, respectively)                                       74,602              53,640
DEPOSIT                                                                  17,920              10,654
                                                                     -----------         ----------
TOTAL ASSETS                                                         $3,195,252          $2,279,545
                                                                     ===========         ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable and Accrued Expenses                          $   82,680          $   41,166
                                                                     -----------         ----------
TOTAL LIABILITIES                                                        82,680              41,166
                                                                     -----------         ----------

COMMITMENTS AND CONTINGENCIES (Notes 7,8 and 10)

STOCKHOLDERS' EQUITY (Note 3)
      Preferred Stock, $.0001 par value; authorized
        2,000,000 shares; issued and outstanding - none
      Common Stock, $.0001 par value; authorized
        20,000,000 shares; issued and outstanding -
        3,735,201 at December 31, 1998 and 1999                             373                 373
      Additional paid-in capital                                      8,749,185           8,749,185
      Deficit accumulated during the development stage               (5,636,986)         (6,511,179)
                                                                     -----------         ----------
TOTAL STOCKHOLDERS' EQUITY                                            3,112,572           2,238,379
                                                                     -----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $3,195,252          $2,279,545
                                                                     ==========          ==========

                 See accompanying notes to financial statements.

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS

                                                                                                  November 17,
                                                              Years Ended December 31,          1988 (Inception)
                                                          ---------------------------------      to December 31
                                                               1998              1999           1999 (Cumulative)
                                                          ----------------   --------------   ----------------------
INCOME - consulting fees                                                                            $133,973
                                                                                              ----------------------
EXPENSES
      Royalties (Note 7)                                      $ (158,209)      $(166,109)         (1,039,077)

      Research and Development                                   (15,114)                           (557,168)
      General and administrative                                (776,659)       (831,680)         (4,641,454)
                                                              ----------       ---------         -----------
TOTAL EXPENSES                                                  (949,982)       (997,789)         (6,237,699)
                                                              ----------       ---------         -----------
LOSS FROM OPERATIONS                                            (949,982)       (997,789)         (6,103,726)

INTEREST AND AMORTIZATION AND
      WRITE-OFF OF DISCOUNT AND
      DEBT ISSUANCE COSTS (Note 3)                                                                (2,211,400)
INTEREST INCOME                                                  173,323         123,596             639,235
                                                              ----------       ---------         -----------
LOSS BEFORE EXTRAORDINARY INCOME                                (776,659)       (874,193)         (7,675,891)
EXTRAORDINARY INCOME FROM
      FORGIVENESS OF DEBT                                                                          1,164,712
                                                              ----------       ---------         -----------
NET LOSS                                                      $ (776,659)      $(874,193)        $(6,511,179)
                                                              ==========       =========         ===========
Average number of common shares
    outstanding  (Note 2)                                      5,295,201       5,038,762           4,440,646
                                                              ==========       =========         ===========
Loss per common share:
      Loss before extraordinary income                            ($0.15)         ($0.17)             ($1.73)
      Extraordinary income                                                                              0.26
                                                              ----------       ---------         -----------
Net Loss per common share                                         ($0.15)         ($0.17)             ($1.47)
                                                              ==========       =========         ===========

                 See accompanying notes to financial statements.

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
               NOVEMBER 17, 1988 (INCEPTION) TO DECEMBER 31, 1999

                                                                                             Deficit
                                                  Common Stock                             Accumulated
                                          -----------------------------    Additional      During the
                                                                            Paid-In        Development
                                             Shares          Amount         Capital           Stage             Total
                                          --------------   ------------  --------------  -----------------  ---------------
Issuance of shares                            1,105,000           $111         $   889                            $  1,000
Contribution of shares                          (82,875)            (8)              8                                   0
Issuance of shares                               55,250              5         499,995                             500,000
Issuance of shares                               27,625              3              (3)                                  0
Contribution of shares                          (12,615)            (1)              1                                   0
Issuance of shares                               12,615              1         114,223                             114,224
Net loss for the period inception
  to December 31, 1994                                                                        $ (617,515)         (617,515)
Issuance of shares                            1,105,000            110                                                 110
Issuance of shares and warrants
  in bridge financing                           262,091             26         714,156                             714,182
Expenses of bridge financing                                                  (136,188)                           (136,188)
Net loss for the year ended
  December 31, 1995                                                                             (662,594)         (662,594)
Cancellation of shares of
  bridge financing                               (6,897)            (1)        (16,973)                            (16,974)
Issuance of shares and warrants
  in bridge financing                           296,591             30         808,152                             808,182
Expenses of bridge financing                                                  (118,535)                           (118,535)
Issuance of shares and warrants
  in public offering                          1,000,000            100       6,149,950                           6,150,050
Expenses of public offering                                                 (1,367,163)                         (1,367,163)
Cancellation of shares of
  bridge financing restructuring              (551,785)            (56)                                                (56)
Issuance of shares in
  bridge financing restructuring                525,201             53       2,100,673                           2,100,726
Net loss for the year ended
  December 31, 1996                                                                           (2,072,618)       (2,072,618)
Net loss for the year ended
  December 31, 1997                                                                           (1,507,600)       (1,507,600)
                                              ---------           ----      ----------       -----------        ----------
                                              3,735,201            373       8,749,185        (4,860,327)        3,889,231
Net loss for the year ended
    December 31, 1998                                                                           (776,659)         (776,659)
                                              ---------           ----      ----------       -----------        ----------
                                              3,735,201            373       8,749,185        (5,636,986)        3,112,572
Net loss for the year ended
    December 31, 1999                                                                           (874,193)         (874,193)
                                              ---------           ----      ----------       -----------        ----------
                                              3,735,201           $373      $8,749,185      $ (6,511,179)       $2,238,379
                                              =========           ====      ==========      ============        ==========

                 See accompanying notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS

                                                                                                November 17,
                                                                                              1988 (Inception)
                                                                                               to December 31,
                                                                   Years Ended December 31,         1999
                                                                     1998           1999        (Cumulative)
                                                                --------------- ------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                     ($776,659)      ($874,193)     ($6,511,179)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
      Amortization and write-off of discount and
        debt issuance costs                                                                       1,914,490
      Depreciation and other amortization                           20,963          20,962           79,902
      Net loss on disposal of fixed assets                                                            5,932
      Forgiveness of indebtedness                                                                (1,164,712)
      Increase (decrease) in cash flows from:
        Other current assets                                       (29,146)          4,273          (45,999)
        Deposit                                                                      7,266          (10,654)
        Accounts payable and accrued expenses                       14,944         (41,514)         331,549
                                                                  --------      ----------       ----------
NET CASH USED IN OPERATING ACTIVITIES                             (769,898)       (883,206)      (5,400,671)
                                                                  --------      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of marketable securities                   686,632       3,117,855       10,554,622
    Investments in marketable securities                                           (78,483)     (10,554,622)

    Purchases of fixed assets                                       (5,443)                        (148,422)
    Other                                                            3,780                            9,192
                                                                  --------      ----------       ----------
NET CASH (USED IN) PROVIDED BY
INVESTMENT ACTIVITIES                                              684,969       3,039,372         (139,230)
                                                                  --------      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from public offering (net of conversion
      of bridge notes payable and accrued interest of
      $1,960,671 and expenses of $1,367,163)                                                      4,782,887
    Proceeds from bridge financing (net of expenses of
      $305,434 and exchange of notes payable of $50,000)                                          3,211,177
    Proceeds from issuance of common stock                                                          615,334
    Proceeds from other notes payable                                                               175,000
    Payments of notes payable                                                                    (1,075,000)
    Payment of organization expenses                                                                   (245)
                                                                  --------      ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         7,709,153
                                                                  --------      ----------       ----------

INCREASE (DECREASE) IN CASH                                        (84,929)      2,156,166        2,169,252
CASH - beginning                                                    98,015          13,086
                                                                  --------      ----------       ----------
CASH - ending                                                      $13,086      $2,169,252       $2,169,252
                                                                  ========      ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for income taxes                                     $20,680         $21,034          $54,511
                                                                  ========      ==========       ==========
    Cash paid for interest                                            None             $75           $6,893
                                                                  ========      ==========       ==========

                 See accompanying notes to financial statements.

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

1. LINE OF BUSINESS

      Imatec, Ltd. (Company) was incorporated on November 17, 1988 to develop, design, market and license image reproduction and enhancement products. The Company has been in the development stage since its inception. The Company does not intend to pursue its line of business until there is a resolution of its patent litigation (Note 10).

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

      Marketable Securities

      Marketable securities had been classified as available-for-sale and recorded at fair value.

      Fixed Assets

      Fixed assets, consisting of office equipment and furniture, were stated at cost and are being depreciated on the straight-line method over the estimated useful lives of the assets of three to seven years.

      Debt Issuance Costs and Discounts

      Debt issuance costs on the Bridge Notes (Note 3) were capitalized and amortized on the straight-line method over the term of the notes payable.

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

      Stock Based Compensation

      Compensation costs for stock options granted to employees and non-employees have been based on the fair value method.

      Loss Per Common Share

      Loss per common share was computed based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share amounts have been retroactively restated to reflect the reverse stock split on May 2, 1995, and the stock split on October 19, 1995. The 1,105,000 shares issued in May 1995 and the shares and warrants issued in the Bridge Financing (Note 3) have been treated as outstanding for all periods in calculating loss per common share because such shares were issued at prices below the public offering price (Note 3).

     Fully-dilutive loss per common share has not been presented because it was anti-dilutive. Effective February 1997, the Company adopted SFAS No.128 "Earnings Per Share" without material effect.

3.    CAPITALIZATION

      Issuance of Common Stock

      On December 1, 1988, the Company issued 1,105,000 shares for $1,000. On September 20, 1991, a stockholder contributed 82,875 shares to the Company and the Company reissued 55,250 shares of common stock for $500,000 and 27,625 shares in exchange for assistance with raising equity. Also in 1991, the stockholder gave 102,300 shares, to a third party of common stock of the Company for assistance with raising equity for the Company. The Company valued the 27,625 and 102,300 shares at $25,000 and $92,580, respectively, the values of the consulting services and charged additional paid-in-capital.

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

      Bridge Financing

      On November 30, 1995 and April 12, 1996, the Company had closings under a private placement. Under the private placement, the Company issued 10% promissory notes in the aggregate principal amount of $1,900,000 and $2,100,000 (Bridge Notes), 262,091 and 289,694 shares of common stock and warrants to purchase 1,900,000 and 2,100,000 shares of common stock (Bridge Warrants), respectively. The Company has allocated $2, for each share, and $.10, for each warrant, of the proceeds of the private placement to the common stock and warrants, the values of the shares and warrants at the dates of issuance.

      In February 1996, a sale to an investor for one unit of the first closing for $50,000 was cancelled., The notes, shares, and warrants were canceled and then all were resold in the second closing. The cancellation has been included net in the amounts of the second closing.

      The Company received net proceeds from the private placement of $1,517,834 and $1,811,635, respectively, after disbursements of:

                                          November 30, 1995       April 12, 1996
                                          -----------------       --------------

  Commission                                  $ 190,000            $ 210,000
  Non-accountable expense allowance              57,000               63,000
  Other expenses of placement agent              10,166               15,365
  Exchanges of notes payable                    125,000               50,000
                                              ---------            ---------
                                              $ 382,166            $ 338,365
                                              =========            =========

      In addition, the Company incurred additional expenses of $101,223 under the first closing and $23,569 under the second closing. Total expenses of the private placement have been allocated between the Bridge Notes and common stock.

      Each Bridge Warrant was exercisable to purchase one share of common stock at $1, per shares, commencing a year from closing for a period of five years. Upon the public offering, each Bridge Warrant was exchanged for a Redeemable Warrant.

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

      As a result, the Company converted $1,950,000 principal amount of Bridge Notes and $150,672 of accrued interest thereon into 525,201 shares of common stock and repaid $1,025,000 of principal amount of Bridge Notes. In addition, all 551,785 shares of common stock and the balance of 2,050,000 Bridge Warrants issued in the Bridge Financing were returned to the Company and 1,950,000 of Bridge Warrants were exchanged for Redeemable Warrants upon the closing of the public offering. As a result of the restructuring, the Company wrote-off unamortized loan discount of $726,602 and deferred loan costs of $167,593 and the recognized forgiveness of indebtedness income of $1,164,712.

      Public Offering

      On November 1, 1996 the Company completed a public offering of 1,000,000 shares of common stock, at $5, per share, and 4,000,000 redeemable warrants, at $.25, per warrant (Redeemable Warrant). Each redeemable warrant was exercisable to purchase one share of common stock at $6.50, per share, through October 1999. All Redeemable warrants expired without being exercised. In addition, the Company granted the underwriter an overallotment option for 45 days from the date of the offering to purchase up to an additional 150,000 shares of common stock and an additional 600,000 Redeemable Warrants. The option was exercised for all the Redeemable Warrants.

      The underwriter of the public offering received a discount of 10% and non-accountable expense allowance equal to 3% of the gross proceeds of the public offering. The Company also retained the underwriter as a financial consultant for a period of two years for $48,000, paid upon closing of the public offering. In addition, the Company sold to the underwriter, for nominal consideration, warrants (Underwriter's Warrants) to purchase 100,000 shares of common stock and 400,000 Redeemable Warrants. The Underwriter's Warrants are exercisable at prices of $6.00 and $.30, per share, and, per Redeemable Warrant, respectively, for a period of four years commencing one year from the date of the offering. The Redeemable Warrants underlying the Underwriter's Warrants were exercisable at $8.125, per share, and expired without having been exercised.

      The Company received net proceeds from the public offering of $4,782,887 after disbursements of:

       Underwriter's discount                            $  615,000
       Professional fees                                    374,128
       Underwriter's non-accountable expense allowance      184,500
       Printing expenses                                    113,304
       Blue sky fees                                         59,713
       Other expenses of underwriter                         14,800
       ther                                                   5,718
                                                         ----------
                                                         $1,367,163
                                                         ==========

      Stock Option Plan

      In February 1996, the Company adopted a nonqualified stock option plan under which it may grant options for up to 500,000 shares of common stock. The Company may not grant any options with a purchase price less than fair market value of the common stock as of the date of the grant.

      In January 1999, the Company granted options to purchase 345,000 shares of common stock, exercisable at $.66, per share, through January 2009, as follows:

            Officer/director                  100,000
            Other directors                   230,000
            Employee (1)                       15,000
                                              -------
                                              345,000
                                              =======

      (1) Exercisable after December 1999

      As of December 31, 1999, no options have been exercised

      Reserved Shares

      As of December 31, 1999, the Company has reserved the following shares of common stock:

                  Stock option plan                   500,000
                  Underwriter's warrants
                                                      100,000
                                                     --------
                                                      600,000
                                                     ========

4. CONCENTRATION OF CASH

      The Company from time to time has cash in financial institutions in excess of insured limits. In assessing its risk, the Company's policy is to maintain funds only with reputable financial institutions.

5. MARKETABLE SECURITIES

      As of December 31, 1999, marketable securities, which consisted of money market mutual funds, approximated cost.

6. INCOME TAXES

      As of December 31, 1998 and 1999, the tax effects of timing differences between financial statement and income tax reporting were as follows:

                                                    December 31,
                                         ------------------------------
                                              1998            1999
                                         ---------------  -------------
Research and development costs              $  220,000     $  220,000
Net operating loss carryforward              2,400,000      2,000,000
                                            ----------     ----------
                                             2,620,000      2,220,000
Valuation allowance                         (2,620,000)    (2,220,000)
                                            ----------     ----------
                                               None           None
                                            ==========     ==========

      As of December 31, 1999, the Company has net operating loss carryforwards available to reduce future taxable income of approximately $5,900,000 expiring through 2014.

7. LICENSE AGREEMENT

      The Company is committed under a license from a stockholder/officer (President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board) of the Company to make, use, sell and otherwise exploit certain technologies under patents (Note 10), including future technologies. The Company paid the stockholder/officer a non-refundable advance royalty of $350,000 in January 1996 and, commencing July 1, 1995, an annual royalty of $140,000. If the stockholder/officer ceases to be employed by the Company, the annual royalty increases to $250,000. The annual royalty shall increase at the rate of 5%, per annum. The license agreement shall end when the last patent expires.

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

9. PROFIT-SHARING PLAN

      The Company has a discretionary, defined-contribution profit-sharing plan covering all of its eligible employees. The Company made no contributions for the years ended December 31, 1998 and 1999.

10. LITIGATION

     In February 1998, the Company and an officer filed a patent infringement complaint for $1.1 billion against Apple Computer Corp. (Apple), alleging infringement on certain of the Company's patents (Note 7). In 1999, Apple filed motions to dismiss and for summary judgement. In January 2000, the Court granted Apple's motions, held that the inventions which are the subject of the patents had been previously assigned and held a certain system does not infringe.

     The Company and the officer have appealed the decision and believe the court erred in determining the previous assignment and incorrectly construed the claim of the patents.

    In addition, Apple filed a motion to recover attorney's fees of approximately $1,700,000. The Company and the officer have vigorously contested the motion and believe the action for fees is without merit.

11. RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1999, a computer consulting company, which a director of the Company is an officer, was paid fees of $23,480.

     During the year ended December 31, 1998, a former director was paid attorney's fees of $34,645.