Form 10QSB
period 2000-03-31
IMATEC LTD
filed 2000-05-22
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from _______ to _________.

                         Commission File Number 0-21752

                                  IMATEC, LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                       11-3289398
----------------------------                          -------------------
(State or other jurisdiction                           (I.R.S. Employer
     of incorporation)                                Identification No.)

             150 East 58th Street
              New York, New York                            10155
   ----------------------------------------               ----------
   (Address of principal executive offices)               (Zip Code)

                (212) 826-0440
         ---------------------------
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

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of May 15, 2000 was 3,735,201.

Transitional small business disclosure format:    Yes   No X
                                                          ---

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS

                                      INDEX

                   PART 1. - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. - FINANCIAL STATEMENTS

   BALANCE SHEET - December 31, 1999 and March 31, 2000                     3

   STATEMENT OF OPERATIONS - November 17, 1988 (Inception)
      to March 31, 2000 (Cumulative) and Three months ended
      March 31, 1999 and 2000                                               4

    STATEMENT OF STOCKHOLDERS' EQUITY - Three months
      ended March 31, 2000                                                  5

    STATEMENT OF CASH FLOWS - November 17, 1988 (Inception)
      to March 31, 2000(Cumulative) and Three months
      ended March 31, 1999 and 2000                                         6

    NOTES TO FINANCIAL STATEMENTS                                           7

ITEM 2. - PLAN OF OPERATION                                                 7

                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                                 9

ITEM 2. - CHANGES IN  SECURITIES                                            9

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF
    SECURITY HOLDERS                                                        9

ITEM 5. - OTHER INFORMATION                                                 9

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURES                                                                  9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                     ASSETS

                                                                                 March 31,
                                                                                   2000                 December
                                                                                (UNAUDITED)             31, 1999
CURRENT ASSETS
Cash                                                                            $1,981,506              $2,169,252
Other Current Assets                                                                30,854                  45,999
                                                                                ----------              ----------

     TOTAL CURRENT ASSETS                                                        2,012,360               2,215,251

FIXED ASSETS (net of accumulated depreciation of $78,012 and $72,773 at March 31, 2000 and December 31, 1999, respectively)
                                                                                    48,401                  53,640
DEPOSIT                                                                             10,654                  10,654
                                                                                ----------              ----------

     TOTAL ASSETS                                                               $2,071,415              $2,279,545
                                                                                ==========              ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                           $  115,735              $   41,166
                                                                                ----------              ----------
     TOTAL LIABILITIES                                                             115,735                  41,166
                                                                                ----------              ----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000 shares;
    issued and outstanding - none
Common Stock, $.0001 par value;  authorized -
    20,000,000 shares; issued and outstanding - 3,735,201 at March 31,
    2000 and December 31, 1999                                                         373                     373
Additional paid-in capital                                                       8,749,185               8,749,185
Deficit accumulated during the development stage                                (6,793,878)             (6,511,179)
                                                                                ----------              ----------
     TOTAL STOCKHOLDERS' EQUITY                                                  1,955,680               2,238,379
                                                                                ----------              ----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                                   $2,071,415              $2,279,545
                                                                                ==========              ==========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        November 17, 1988
                                                                                                         (Inception) to
                                                                 THREE MONTHS ENDED MARCH 31,             March 31, 2000
                                                                  2000                 1999                (cumulative)
                                                                 ------                ----               ------------
   INCOME - consulting fee                                                                                   $  133,973
                                                                                                             ----------

   EXPENSES
        Royalties                                            ($   42,543)         ($   40,513)               (1,081,620)
        Research and development                                                                               (557,168)
        General and administrative                              (269,651)            (236,641)               (4,911,105)
                                                             -----------          -----------                ----------

            TOTAL EXPENSES                                      (312,194)            (277,154)               (6,549,893)
                                                             -----------          -----------                ----------

            LOSS FROM OPERATIONS                                (312,194)            (277,154)               (6,415,920)

   INTEREST EXPENSE AND
      AMORTIZATION AND  WRITE-
      OFF OF DISCOUNT AND DEBT
      ISSUANCE COSTS                                                                                         (2,211,400)
   INTEREST INCOME                                                29,495               32,463                   668,730
                                                             -----------          -----------                ----------

            LOSS BEFORE EXTRAORDINARY
                 INCOME                                         (282,699)            (244,691)               (7,958,590)

   EXTRAORDINARY INCOME
         FROM FORGIVENESS OF
         INDEBTEDNESS                                                                                         1,164,712
                                                             -----------          -----------                ----------

            NET LOSS                                           ($282,699)          $ (244,691)              ($6,793,878)
                                                             ===========           ==========               ===========

   AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                                     3,735,201            5,295,201                 2,705,477
                                                             ===========           ==========               ===========

   BASIC LOSS PER COMMON SHARE
     Loss before extraordinary income                             ($0.08)               ($.05)                   ($2.94)
     Extraordinary income                                                                                          0.43
                                                             -----------          -----------                ----------

           BASIC NET LOSS                                         ($0.08)               ($.05)                   ($2.51)
                                                             ===========           ==========               ===========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                  Deficit
                                                                                Accumulated
                                      Common Stock            Additional         During the
                                --------------------            Paid-in          Development
                                  Shares      Amount            Capital            Stage                   Total
                                ---------     ------          -----------       ------------             ----------
Balance December 31, 1999       3,735,201      $373           $ 8,749,185       $(6,511,179)             $2,238,379

Net loss for the 3 months
     ended March 31, 2000                                                          (282,699)               (282,699)
                                ---------      ----           -----------       -----------              ----------
  Balance March 31, 2000        3,735,201      $373           $ 8,749,185       $(6,793,878)             $1,955,680
                                =========      ====           ===========       ===========              ==========


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  November 17,1988
                                                                                                                    (Inception) to
                                                                                THREE MONTHS ENDED MARCH 31,        March 31, 2000
                                                                                 2000                 1999           (Cumulative)
                                                                                 ----                 ----           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       ($282,699)            $(244,691)        ($6,793,878)
Adjustments to reconcile net loss to net cash used in operating activities
     Amortization and write-off of discount and debt
      issuance costs                                                                                                     1,914,490
     Depreciation and other amortization                                           5,239                 5,239              85,141
     Net loss on disposal of fixed assets                                                                                    5,932
     Forgiveness of indebtedness                                                                                        (1,164,712)
     Increase (decrease) in cash flows from
             Other current assets                                                 15,145                21,738             (30,854)
             Deposit                                                                                                       (10,654)
             Accounts payable and accrued expenses                                74,569                 3,359             406,118
                                                                             -----------            ----------        ------------
NET CASH USED IN OPERATING ACTIVITIES                                           (187,746)            (214,355)          (5,588,417)
                                                                             -----------            ----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                                        245,951          10,544,622
    Investments in marketable securities                                                                               (10,544,622)
    Purchases of fixed assets                                                                                             (148,422)
    Other                                                                                                                    9,192
                                                                             -----------            ----------        ------------

NET CASH PROVIDED BY  (USED IN)
  INVESTING ACTIVITIES
                                                                                                       245,951            (139,230)
                                                                             -----------            ----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds  from public  offering  (net of
  conversion of bridge notes payable and
  accrued interest of $1,960,671 and expenses of $1,367,163)                                                             4,782,887
Proceeds from bridge financing (net of expenses  of
  $305,434 and exchange of notes payable of $50,000)                                                                     3,211,177
Proceeds from issuance of common stock                                                                                     615,334
Proceeds from other notes payable                                                                                          175,000
Payment of organization expenses                                                                                        (1,075,000)
Payments of notes payable                                                                                                     (245)
                                                                             -----------            ----------        ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                                                                             7,709,153
                                                                             -----------            ----------        ------------
INCREASE (DECREASE) IN CASH                                                     (187,746)               31,596           1,981,506

CASH - beginning                                                               2,169,252                13,086
                                                                             -----------            ----------        ------------

CASH - end                                                                    $1,981,506            $   44,682          $1,981,506
                                                                              ==========            ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
         Cash paid for income taxes                                                NONE                $14,991             $54,511
                                                                                   ====                =======             =======
         Cash paid for interest                                                    NONE                   NONE              $6,893
                                                                                   ====                   ====              ======


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto included in Form 10-KSB for the year ended December 31, 1999 of Imatec, Ltd. (Company), as filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. LOSS PER SHARE

Basic loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding. Dilutive loss per common share has not been presented because it was anti-dilutive.

ITEM 2. PLAN OF OPERATION

The Company was organized on November 17, 1998. The Company was involved in significant patent litigation against Apple Computer Corp. ("Apple"), as discussed in Item 1 of Part II herein. The Company believes, based upon its internal budgets, that its available cash resources will be sufficient for the Company to: (i) engage in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) engage in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) conduct its operations at least through the year ending March 31, 2001. Thus, although there can be no guarantee that the Company will not raise additional funds in the next twelve months, the Company currently has no plans to do so. The Company has no plans to pursue its business plan until the resolution of its patent litigation. The Company does not intend to utilize any cash resources towards research and development or the purchase and/or sale of any significant equipment. In addition, the Company does not anticipate any significant change in its number of employees.

General and administrative expenses for the three months ended March 31, 2000 increased by $33,010 from $236,641 in 1999 to $269,651 in 2000. This increase results from an increase in litigation expenses net of decreases in other expenses.

For the three months ended March 31, 2000, interest income decreased from $32,463 for 1999 to $29,495 for 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at March 31, 2000, the Company had an accumulated stockholders' deficit of $6,793,878. The Company has continued to incur losses since March 31, 2000.

The Company believes that the remaining balance from their initial public offering will be sufficient for the Company to sustain its business plan through at least March 31, 2001, although there can be no assurance that such balance will be sufficient to finance the Company's operations for such period.


FORWARD LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the outcome of the Apple motion to recover attorneys fees or the licensing of the Company's technology. There can be no assurance that the Company will be successful in its plan of operation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 1998, the Company and an officer filed a patent infringement complaint for $1.1 billion against Apple Computer Corp. (Apple) in the United States District Court for the Southern District of New York, alleging infringement on certain of the Company's patents. In 1999, Apple filed motions to dismiss and for summary judgement. In January 2000, the Court granted Apple's motions, held that the inventions which are the subject of the patents had been previously assigned and held a certain system does not infringe.

The Company and the officer have appealed the decision to the United States Court of Appeals for the Second Circuit and believe the court erred in determining the previous assignment and incorrectly construed the claim of the patents.

In addition, Apple filed a motion to recover attorney's fees of approximately $1,700,000.

On May 13, 2000, the motion for attorney's fees was overturned.

ITEM 2. CHANGES IN SECURITIES
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits - Exhibit 15 - Letter on unaudited financial information
         - Exhibit 27 - Financial Data Schedule
Forms 8-K - March 20, 2000 - Item 5. Other Events - Developments in legal proceedings.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMATEC, LTD.

                                        By: /s/ Hanoch Shalit
                                        ---------------------------------------
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        Dated: May 19, 2000

Board of Directors
Imatec, Ltd.
New York, NY

                         INDEPENDENT ACCOUNTANTS' REPORT

         We have reviewed the accompanying balance sheet of Imatec, Ltd. as of March 31, 2000, and the accompanying statements of operations, stockholders' equity and cash flows for the three months then ended. These interim financial statements are the responsibility of the company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with generally accepted accounting principles.


May 1, 2000                                 By: /s/ Most Horowitz & Company, LLP
                                            ------------------------------------
                                             Most Horowitz & Company, LLP