Form 10QSB
period 2000-06-30
IMATEC LTD
filed 2000-08-14
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 for the quarterly period ended June 30, 2000.

/   / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 for the transition period from ____ to _________.

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

                (212) 826-0440
         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of August 10, 2000 was 3,735,201.

Transitional small business disclosure format:    Yes        No   X
                                                      ----      -----

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              FINANCIAL STATEMENTS


                                      INDEX


                   PART 1. - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. - FINANCIAL STATEMENTS

    BALANCE SHEET - June 30, 2000 and December 31, 1999                                                            3

    STATEMENT OF OPERATIONS - Three months and Six months Ended June 30, 1999 and 2000 and November 17, 1988
         (Inception) to June 30, 2000 (Cumulative)                                                                 4

    STATEMENT OF STOCKHOLDERS' EQUITY - Six months ended June 30, 2000                                             5

    STATEMENT OF CASH FLOWS - Six months ended June 30, 1999 and 2000 and
         November 17, 1988 (Inception) to June 30, 2000 (Cumulative)                                               6

    NOTES TO FINANCIAL STATEMENTS                                                                                  7

ITEM 2. - PLAN OF OPERATION                                                                                        7

                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                                                                        9

ITEM 2. - CHANGES IN SECURITIES                                                                                    9

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                                                          9

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      9

ITEM 5. - OTHER INFORMATION                                                                                        9

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                                                         9

SIGNATURES                                                                                                        10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET

                                     ASSETS

                                                                                    June 30,
                                                                                     2000              December
                                                                                     ----
                                                                                   (UNAUDITED)         31, 1999
                                                                                   -----------         --------
CURRENT ASSETS
Cash                                                                                $1,489,517        $2,169,252
Note receivable - acquiree                                                             200,000
Other Current Assets                                                                    36,979            45,999
                                                                                    ----------        ----------

   TOTAL CURRENT ASSETS                                                              1,726,496         2,215,251

FIXED ASSETS (net of accumulated depreciation of $83,251 and $72,773
   at June 30, 2000 and December 31, 1999, respectively)                                43,162            53,640
DEFERRED ACQUISITION COSTS                                                             127,000
DEPOSIT                                                                                 10,654            10,654
                                                                                    ----------        ----------

   TOTAL ASSETS                                                                     $1,907,312        $2,279,545
                                                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                               $  189,231        $   41,166
                                                                                    ----------        ----------
   TOTAL LIABILITIES                                                                   189,231            41,166
                                                                                    ----------        ----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000 shares; issued and outstanding - none
Common Stock, $.0001 par value; authorized - 20,000,000 shares; issued and
   outstanding - 3,735,201 at June 30, 2000 and December 31, 1999                          373               373
Additional paid-in capital                                                           8,749,185         8,749,185
Deficit accumulated during the development stage                                    (7,031,477)       (6,511,179)
                                                                                    ----------        ----------
   TOTAL STOCKHOLDERS' EQUITY                                                        1,718,081         2,238,379
                                                                                    ----------        ----------

   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                          $1,907,312        $2,279,545
                                                                                    ==========        ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended June 30,        Six Months Ended June 30,
                                               --------------------------         -------------------------
                                                                                                                  November 17, 1988
                                                                                                                   (Inception) to
                                                    1999             2000            1999             2000          June 30, 2000
                                                    ----             ----            ----             ----           (cumulative)
                                                                                                                  -----------------
INCOME - consulting fees                       $         0      $         0      $         0      $        0       $   133,973
                                               -----------      -----------      -----------      ----------       -----------

EXPENSES
     Royalties                                     (40,511)         (42,542)         (81,024)        (85,085)       (1,124,162)
     Research and Development                            0                0                0               0          (557,168)
     General and Administrative                   (214,621)        (221,029)        (451,262)       (490,680)       (5,132,134)
                                               -----------      -----------      -----------      ----------       -----------

                  TOTAL EXPENSES                  (255,132)        (263,571)        (532,286)       (575,765)       (6,813,464)
                                               -----------      -----------      -----------      ----------       -----------

         LOSS FROM OPERATIONS                     (255,132)        (263,571)        (532,286)       (575,765)       (6,679,491)

INTEREST EXPENSE AND
   AMORTIZATION AND  WRITE-
   OFF OF DISCOUNT AND DEBT
   ISSUANCE COSTS                                                                                                  (2,211,400)
INTEREST INCOME                                     29,611           25,972           62,074          55,467           694,702
                                               -----------      -----------      -----------      ----------       -----------
         LOSS BEFORE
         EXTRAORDINARY INCOME                     (225,521)        (237,599)        (470,212)       (520,298)       (8,196,189)

EXTRAORDINARY INCOME
    FROM FORGIVENESS OF
    INDEBTEDNESS                                                                                                     1,164,712
                                               -----------      -----------      -----------      ----------       -----------
         NET LOSS                              $  (225,521)     $  (237,599)     $  (470,212)     $ (520,298)      $(7,031,477)
                                               ===========      ===========      ===========      ==========       ===========

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           5,295,201        3,735,201        5,295,201       3,735,201         2,727,640
                                               ===========      ===========      ===========      ==========       ===========

LOSS PER COMMON SHARE
  Loss before extraordinary income             $      (.04)     $      (.06)     $      (.09)     $     (.14)      $     (3.01)
  Extraordinary income                                                                                                     .43
                                               -----------      -----------      -----------      ----------       -----------
        NET LOSS                               $      (.04)     $      (.06)     $      (.09)     $     (.14)      $     (2.58)
                                               ===========      ===========      ===========      ==========       ===========

                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                        Common Stock             Additional         During the
                                                        --------------             Paid-in          Development
                                                      Shares    Amount             Capital             Stage            Total
                                                      ------    ------          -------------    ------------------   -----------
Balance December 31, 1999                           3,735,201    $373            $ 8,749,185        ($6,511,179)      $2,238,379

Net loss for the six months
     ended June 30, 2000                                                                               (520,298)        (520,298)
                                                    ---------    ----            -----------        -----------       ----------
  Balance June 30, 2000                             3,735,201    $373            $ 8,749,185        $(7,031,477)      $1,718,081
                                                    =========    ====            ===========        ===========       ==========


                        See notes to financial statements

                                  IMATEC, LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   November 17, 1988
                                                                                                                     (Inception) to
                                                                                  SIX MONTHS ENDED JUNE 30,          June 30, 2000
                                                                                      2000               1999        (Cumulative)
                                                                                      ----               ----      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $   (520,298)     $   (470,212)       $(7,031,477)
Adjustments to reconcile net loss to net cash used in
operating activities
     Amortization and write-off of discount and debt
      issuance costs                                                                                                     1,914,490
     Depreciation and other amortization                                               10,478            10,478             90,380
     Net loss on disposal of fixed assets                                                                                    5,932
     Forgiveness of indebtedness                                                                                        (1,164,712)
     Increase (decrease) in cash flows from
             Other current assets                                                       9,020            (1,989)           (36,979)
             Deposit                                                                                                       (10,654)
             Accounts payable and accrued expenses                                    148,065           (22,144)           479,614
                                                                                 ------------      ------------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                                (352,735)         (483,867)        (5,753,406)
                                                                                 ------------      ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                                         588,131         10,544,622
    Investments in marketable securities                                                                               (10,544,622)
    Purchases of fixed assets                                                                                             (148,422)
    Note receivable                                                                  (200,000)                            (200,000)
    Deferred acquisition costs                                                       (127,000)                            (127,000)
    Other                                                                                                                    9,192
                                                                                 ------------      ------------        -----------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                                                (327,000)          588,131           (466,230)
                                                                                 ------------      ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering (net of conversion
   of bridge notes payable and accrued interest
   of $1,960,671 and expenses of $1,367,163)                                                                             4,782,887
Proceeds from bridge financing (net of expenses  of
   $305,434 and exchange of notes payable of $50,000)                                                                    3,211,177
Proceeds from issuance of common stock                                                                                     615,334
Proceeds from other notes payable                                                                                          175,000
Payment of organization expenses                                                                                        (1,075,000)
Payments of notes payable                                                                                                     (245)
                                                                                 ------------      ------------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                                7,709,153
                                                                                 ------------      ------------        -----------

INCREASE (DECREASE) IN CASH                                                          (679,735)          104,264          1,489,517

CASH - beginning                                                                    2,169,252            13,086
                                                                                 ------------      ------------        -----------

CASH - end                                                                       $  1,489,517      $    117,350        $ 1,489,517
                                                                                 ============      ============        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for income taxes                                              $        820      $     23,698        $    56,331
                                                                                 ------------      ------------        -----------
         Cash paid for interest                                                          NONE              NONE        $     6,893
                                                                                 ============      ============        ===========


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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. LOSS PER SHARE

Basic loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding. Dilutive loss per common share has not been presented because it was anti-dilutive.

3. PREFERRED STOCK

The Board of Directors have designated, subject to stockholder approval, a Class A preferred stock, convertible into common stock at $1.50, per share.

4. ACQUISITION

On May 30, 2000, the Company agreed, subject to closing conditions, to acquire the assets of Sequel Technology Corporation (Sequel) in exchange for 15,000,000 shares of the Company's common stock, subject to adjustment, and the assumption of liabilities of Sequel, of approximately $2,000,000. The Company has also agreed to lend Sequel up to $500,000, with interest at 10%, per annum. Subsequent to June 30, 2000, the Company incurred additional expenses of approximately $55,000.

ITEM 2. PLAN OF OPERATION


The Company was organized on November 17, 1998. The Company was involved in significant patent litigation against Apple Computer Corp. ("Apple"), as discussed in Item 1 of Part II herein. As the litigation has been resolved, the Company believes, based upon its internal budgets, that its available cash resources will be sufficient for the Company to either: (a) continue its existing business by: (i) engaging in licensing the Company's technology and Imatec 20/20 System developed for the medical diagnostic imaging field to manufacturers of medical diagnostic imaging products such as scanners, cameras and image reproduction systems, (ii) engaging in marketing activities to facilitate the licensing of the Company's technology and its Imatec 20/20 Systems, and (iii) conduct its current operations at least through the year ending June 30, 2001, as originally planned; or (b) assuming the Sequel acquisition closes, to pursue Sequel's business. The Company has no plans to pursue its historical business plan if the acquisition closes as scheduled.

The Company does not intend to utilize any cash resources towards research and development or the purchase and/or sale of any significant equipment, except for expenses in connection with the acquisition and termination of its license agreement. In addition, assuming the acquisition occurs, the Company will hire all of Sequel's employees.

General and administrative expenses for the three and six months ended June 30, 2000 increased by $6,408 from $39,418, respectively, from $214,621 and $451,262 in 1999 to $221,029 and $490,680, respectively, in 2000. These increases resulted from increased litigation expenses net of decreases in other expenses. The Company is continuing to reduce general and administrative expenses.

For the three and six months ended June 30, 2000, interest income decreased by $3,639 and $6,607, respectively, from $29,611 and $62,074 in 1999 to $25,972 and
$55,467 in 2000, respectively, resulting from the use of marketable securities and cash.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been in the development stage and, primarily as a consequence of expenses incurred in connection with research and development activities, at June 30, 2000, the Company had accumulated stockholders' deficit of $7,031,477. The Company has continued to incur losses since June 30, 2000.

As a result of the outcome of the Apple litigation, the Company conducted a search for a transaction designed to enhance stockholder value and has selected Sequel Technology Corporation, a network and internet resource management , allocation and utilization company. The Company has entered into an agreement, subject to closing conditions, to acquire the assets and operations and assume the liabilities of Sequel in exchange for common stock, subject to the closing conditions. The acquisition will not require any cash outlay, except for expenses of the transaction. The Company believes that the remaining cash, after the payment to terminate the license agreement of $500,000 and the expenses of the acquisition of approximately $182,000, will be sufficient to sustain the Company through at least June 30, 2001 or until anticipated financing of Sequel is obtained.

Assuming the closing conditions are not met, the Company believes that the remaining balance from their initial public offering will be sufficient for the Company to sustain its business plan through at least June 30, 2001, although there can be no assurance that such balance will be sufficient to finance the Company's operations for such period.

FORWARD LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by whether or not the acquisition occurs. There can be no assurance that the Company will be successful in its plan of operation.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1998, the Company and an officer filed a patent infringement complaint for $1.1 billion against Apple Computer Corp. (Apple) in the United States District Court for the Southern District of New York, alleging infringement on certain of the Company's patents. In 1999, Apple filed motions to dismiss and for summary judgement. In January 2000, the Court granted Apple's motions, held that the inventions, which are the subject of the patents had been previously assigned and held a certain system does not infringe.

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

ITEM 2. CHANGES IN SECURITIES

The board of directors have designated, subject to stockholder approval, a Class A preferred stock, convertible into $1.50, per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION


On May 30, 2000, the Company agreed to acquire the assets of Sequel Technology Corporation (Sequel) in exchange for 15,000,000 shares of the Company's common stock, subject to adjustment, and the assumption liabilities of approximately $2,000,000 of Sequel.

The Company has also agreed to lend Sequel up to $500,000, with interest at 10%, per annum, to repay certain outstanding debts and for working capital.

As of closing, the Company will terminate its license agreement with Dr. Hanoch Shalit in exchange for $500,000 plus the Company's existing intellectual property.

Also at closing, the Company's current directors and officers will resign.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits          - Exhibit 15 - Letter on unaudited financial information
                    Exhibit 27 - Financial data schedule

Forms 8-K - June 6, 2000 - Item 5.  Other Information - Asset Purchase Agreement



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMATEC, LTD.

                                        By: /s/ Hanoch Shalit
                                        ---------------------------------------
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        Dated: August 10, 2000

Board of Directors
Imatec, Ltd.
New York, NY

                         INDEPENDENT ACCOUNTANTS' REPORT


         We have reviewed the accompanying balance sheet of Imatec, Ltd. as of June 30, 2000, and the accompanying statements of operations, stockholders' equity and cash flows for the three months and six months then ended. These interim financial statements are the responsibility of the company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with generally accepted accounting principles.


August 10, 2000                       By: /s/ Most Horowitz & Company, LLP
                                      ----------------------------------------
                                      Most Horowitz & Company, LLP