Form 10QSB
period 2000-09-30
IMATEC LTD
filed 2000-11-20
CIK 1004913

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the quarterly period ended September 30, 2000.

/   / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 for the transition period from ____ to _________.

                         Commission File Number 0-21752

                                  IMATEC, LTD.
                 (Name of small business issuer in its charter)

                  Delaware                                  11-3289398
      (State or other jurisdiction                       (I.R.S. Employer
             of incorporation)                          Identification No.)

             3245 146th Place, S.E.                               98007
              Bellevue, Washington                              (Zip Code)
   (Address of principal executive offices)

                (425) 556-4054
         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

The number of shares outstanding of the Issuer's Common Stock, $.0001 par value, as of November 20, 2000 was 18,735,201.

Transitional small business disclosure format:    Yes        No  X
                                                     ----      -----

                                  IMATEC, LTD.
                              FINANCIAL STATEMENTS


                                      INDEX

                   PART 1. - FINANCIAL INFORMATION (UNAUDITED)



ITEM 1. - FINANCIAL STATEMENTS


BALANCE SHEET - September 30, 2000                                                       3

STATEMENT OF OPERATIONS - Three months and Nine months Ended September 30, 2000
  and 1999                                                                               4

STATEMENT OF CASH FLOWS - Nine months ended September 30, 2000 and 1999                  5

NOTES TO FINANCIAL STATEMENTS                                                            6

ITEM 2. - PLAN OF OPERATION                                                              7



                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS                                                              8

ITEM 2. - CHANGES IN SECURITIES                                                          8

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                                8

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            8

ITEM 5. - OTHER INFORMATION                                                              9

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                               9

SIGNATURES                                                                              10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                  IMATEC, LTD.
                                  BALANCE SHEET

                                     ASSETS

                                                                                    September 30,
                                                                                        2000
                                                                                    -------------
CURRENT ASSETS

Cash                                                                                $  177,623
Note receivable - acquiree                                                             470,000
Other current assets                                                                    79,097
                                                                                    ----------

   TOTAL CURRENT ASSETS                                                                726,720

FIXED ASSETS                                                                            37,923
PREPAID LICENSING                                                                      500,000
DEFERRED ACQUISITION COSTS                                                             213,358
DEPOSIT                                                                                 10,654
                                                                                    ----------

   TOTAL ASSETS                                                                     $1,488,655
                                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                               $    7,285
                                                                                    ----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value; authorized - 2,000,000 shares; issued and outstanding - none
Common stock, $.0001 par value; authorized - 20,000,000 shares; issued and
   outstanding - 7,470,402 at September 30, 2000, as restated                              747
Additional paid-in capital                                                           8,748,811
Deficit                                                                            ( 7,268,188)
                                                                                    ----------
   TOTAL STOCKHOLDERS' EQUITY                                                        1,481,370
                                                                                    ----------

   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                          $1,488,655
                                                                                    ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                             STATEMENT OF OPERATIONS



                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                --------------------------      ---------------------------


                                                  2000             1999            2000             1999
                                                  ----             ----            ----             ----

INCOME - consulting fees                       $        0       $        0        $        0      $        0
                                               ----------       ----------        ----------      ----------
EXPENSES

     Royalties                                (    46,159)     (    42,543)      (   131,244)    (   123,567)
     General and administrative               (   197,814)     (   239,747)      (   688,494)    (   691,059)
                                               ----------       ----------        ----------      ----------

         TOTAL EXPENSES                       (   243,973)     (   282,340)      (   819,738)    (   814,626)
                                               ----------       ----------        ----------      ----------

         LOSS FROM OPERATIONS                 (   243,973)     (   282,340)      (   819,738)    (   814,626)

INTEREST INCOME                                     7,262           29,704            62,729          91,778
                                               ----------       ----------        ----------      ----------
         NET LOSS                             ($  236,711)     ($  252,626)      ($  757,009)    ($  722,848)
                                               ==========       ==========        ==========      ==========

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, AS RESTATED             7,470,402       10,590,402         7,470,402      10,590,402
                                               ==========       ==========        ==========      ==========

BASIC NET LOSS PER COMMON SHARE, AS RESTATED   $     (.03)       $    (.02)        $    (.10)      $    (.07)
                                               ==========       ==========        ==========      ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                             STATEMENT OF CASH FLOWS






                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000               1999
                                                                                      ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          ($  757,009)       ($  722,848)
Adjustments to reconcile net loss to net cash used in
operating activities
   Depreciation and other amortization                                                 15,717             15,717
Increase (decrease) in cash flows from
   Other current assets                                                           (    33,098)             5,574
   Deposit                                                                                           (    10,654)
   Accounts payable and accrued expenses                                          (    33,881)       (     6,352)
                                                                                   ----------         ----------
       NET CASH USED IN OPERATING ACTIVITIES                                      (   808,271)       (   718,563)
                                                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Prepaid licensing                                                              (   500,000)
   Loans to acquiree                                                              (   470,000)
   Acquisition expenses                                                           (   213,358)
   Proceeds from sale of marketable securities                                                         3,039,372
                                                                                   ----------         ----------

       NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                                                     ( 1,183,358)         3,039,372
                                                                                   ----------         ----------

       INCREASE (DECREASE) IN CASH                                                ( 1,991,629)         2,320,809

CASH - beginning                                                                    2,169,252             13,086
                                                                                   ----------         ----------

CASH - end                                                                         $  177,623         $2,333,895
                                                                                   ==========         ==========



                        See notes to financial statements

                                  IMATEC, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. LINE OF BUSINESS

Imatec, Ltd. (Company) was incorporated on November 17, 1988 to develop, design, market and license image reproduction and enhancement products. The Company had been in the development stage since its inception. Upon the closing on the acquisition (Note 4), the Company will cease its existing business and continue the business of the acquiree.

2. BASIS OF PRESENTATION

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. LOSS PER SHARE

Basic loss per share was computed based upon the weighted average number of common shares and common share equivalents outstanding, as restated for the stock split. Dilutive loss per common share has not been presented because it was anti-dilutive.

4. ACQUISITION AND OTHER SUBSEQUENT EVENTS

On May 26, 2000, and as amended July 19, 2000, the Company entered into an agreement to acquire substantially all the assets of Sequel Technology Corporation (Sequel) through a newly formed, wholly-owned company, in exchange for 15,000,000 shares of the Company's common stock and the assumption of liabilities of approximately $2,200,000 of Sequel, including a bank loan of $752,930 and $850,000 to a related party. The Company has also agreed to lend Sequel up to $500,000, with interest at 10%, per annum. As of September 30, 2000, the note receivable from Sequel was $470,000. The acquisition closed on October 20, 2000.

As a result of the acquisition, the Company will terminate the license agreement by making a final payment to the stockholder/officer of $500,000, plus the assignment of all intellectual properties related to the license, including the name "IMATEC." The Company will also pay severance to the two employees of the Company, rent to terminate the lease, etc. for an aggregate of approximately $52,000.

Through September 30, 2000, the Company incurred expenses of $213,358 in connection with the acquisition and approximately $15,000, thereafter.

On July 19, 2000, the Board of Directors designated 500,000 shares of Series A Convertible Preferred Stock, par value of $.0001, per share, with a stated value of $5, per share, and convertible into common stock at one share to ten shares, provided the certificate of designation of such shares was filed promptly following the closing of the acquisition of Sequel.

Immediately prior to the closing, the Company approved a one-for-two stock split for common stockholders of record on October 2, 2000, and will issue 3,735,201 shares of common stock and additional options to purchase 345,000 shares of common stock under the stock option plan. All references to the number of common shares and per share amounts have been restated to give retroactive effect to the stock split for all periods presented.

On October 24, 2000, a majority of the stockholders approved an Amendment to the Company's Certificate of Incorporation to: (1) change the name of the Company to Sequel Technology Corporation and (2) increase the authorized shares of common stock to 40,000,0000.

The Company has sold 150,000 shares of Series A Convertible Preferred Stock in exchange for $750,000. The Company also has an irrevocable subscription for 20,000 additional shares of Series A Convertible Preferred Stock, which the subscriber is in default.

The Company has also sold three irrevocable units (Units) for $50,000, per Unit. In addition, the Company has irrevocable subscription agreements for seven additional Units, which the subscriber is in default. Each Unit consists of $50,000 Series A Senior Notes (Notes) and 50,000 shares of common stock. The Notes are due January 1, 2002 and bear interest at 12%, per annum.

The conversion of the Series A Convertible Preferred Stock will occur immediately upon amendment of the Certificate of Incorporation of the Company to increase the capitalization to provide for a sufficient number of shares of common stock. The issuance of the shares of common stock pursuant to the sale of the Units will occur in November 2000.

On November 27, 2000, the Company intends to file the Certificate of Amendment to the Company's Certificate of Incorporation.

ITEM 2. PLAN OF OPERATION

The Company was organized on November 17, 1988 to develop, design, market and license image reproduction and enhancement products. As a result of the outcome of the litigation with Apple Computer Corp. and the Company's search for a transaction designed to enhance stockholder value, the Company has selected Sequel Technology Corporation (Sequel). The Company has acquired the assets and assumed certain liabilities of Sequel in exchange for common stock. The Company will continue the operations of Sequel and has no plans to pursue the image reproduction business. The Company has hired, all of Sequel's employees, appointed all new directors and, effective November 27, 2000, intends to change its name to Sequel Technology Corporation.

Sequel develops and markets software, which monitors and controls Internet access and usage. For the year ended December 31, 1999 and 1998, revenues were $748,000 and $734,000 and net loss was $7,400,000 and $8,000,000, respectively.
In addition, Sequel leases approximately 6,900 square feet through January 31, 2001 and has twelve full time employees.

HISTORICAL INFORMATION

General and administrative expenses for the three and nine months ended September 30, 2000 (decreased) increased, respectively, slightly from the three and nine months ended September 30, 1999, resulting from increased litigation expenses net of decreases in other expenses.

For the three and nine months ended September 30, 2000, interest income decreased by $22,442 and $29,049, respectively, from $29,704 and $91,778 in 1999 to $7,262 and $62,729 in 2000, respectively, resulting from the use of marketable securities and cash.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, working capital was $719,435, a decrease of $1,454,650 since December 31, 1999, resulting from the cost of the Apple litigation, operating expenses, the final payment on the license agreement and the expenses of the acquisition.

The Company had been in the development stage and, primarily because of expenses incurred in connection with research and development activities, at September 30, 2000, the Company had accumulated stockholders' deficit of $7,268,188. The Company has continued to incur losses since September 30, 2000.

Although, the acquisition did not require any cash outlay, except for expenses of the transaction and the termination of the license agreement, the Company is suffering from a chronic lack of working capital. The Company believes that the remaining cash, together with the proceeds collected to date from the sales of Series A Convertible Preferred Stock of $750,000 and the Series A Senior Notes and common stock of $150,000, will be sufficient to sustain the Company through at least November 23, 2000. The Company is currently making efforts to raise additional capital and will continue to seek further equity or debt financing until profitability is achieved. There is no assurance that additional financing will be obtained of profitability achieved.

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

The Company intends to discontinue participation in the action as soon as reasonably practicable.

ITEM 2. CHANGES IN SECURITIES

On July 19, 2000, the Board of Directors designated 500,000 shares of Series A Convertible Preferred Stock, par value of $.0001, per share, with a stated value of $5, per share, and convertible into common stock at one share to ten shares, provided the certificate of designation of such shares was filed promptly following the closing of the acquisition of Sequel Technology Corporation.

Immediately prior to the closing, the Company approved a one-for-two stock split for common stockholders of record on October 2, 2000, and will issue 3,735,201 shares of common stock and additional options to purchase 345,000 shares of common stock under the stock option plan. All references to the number of common shares and per share amounts have been restated to give retroactive effect to the stock split for all periods presented.

On October 24, 2000, a majority of the stockholders approved an Amendment to the Company's Certificate of Incorporation to: (1) change the name of the Company to Sequel Technology Corporation and (2) increase the authorized shares of common stock to 40,000,0000.

The Company has sold 150,000 shares of Series A Convertible Preferred Stock in exchange for $750,000. The Company also has an irrevocable subscription for 20,000 additional shares of Series A Convertible Preferred Stock, in respect with which the subscriber is in default.

The Company has also sold three irrevocable units (Units) for $50,000, per Unit. In addition, the Company has irrevocable subscription agreements for seven additional Units, in respect with which the subscriber is in default. Each Unit consists of $50,000 Series A Senior Notes (Notes) and 50,000 shares of common stock. The Notes are due January 1, 2002 and bear interest at 12%, per annum.

The conversion of the Series A Convertible Preferred Stock will occur immediately upon amendment of the Certificate of Incorporation of the Company to increase the capitalization to provide for a sufficient number of shares of common stock. The issuance of the shares of common stock pursuant to the sale of the Units will occur in November 2000.

On November 27, 2000, the Company intends to file the Certificate of Amendment to the Company's Certificate of Incorporation, as more fully described in the
Schedule 14C Information Statement filed on November 7, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has obtained the written consents of certain of its stockholders of record on October 24, 2000, representing 12,585,000 shares of common stock, of a total of 18,735,201 shares of common stock, to approve amendments to the Company's Certificate of Incorporation to: (1) change name of the Company to Sequel Technology Corporation and (2) increase the number of authorized shares of common stock from 20,000,000 to 40,000,000.

ITEM 5. OTHER INFORMATION

ACQUISITION

On May 26, 2000, and as amended July 19, 2000, the Company entered into an agreement to acquire substantially all the assets of Sequel Technology Corporation (Sequel) through a newly formed, wholly-owned company, in exchange for 15,000,000 shares of the Company's common stock and the assumption of liabilities of approximately $2,200,000 of Sequel, including a bank loan of $752,930 and $850,000 to a related party. The Company has also agreed to lend Sequel up to $500,000, with interest at 10%, per annum. As of September 30, 2000, the note receivable from Sequel was $470,000. The acquisition closed on October 20, 2000.

As a result of the acquisition, the Company will terminate the license agreement by making a final payment to the stockholder/officer of $500,000, plus the assignment of all intellectual properties related to the license, including the name "IMATEC." The Company will also pay severance to the two employees of the Company, rent to terminate the lease, etc. for an aggregate of approximately $52,000.

Through September 30, 2000, the Company incurred expenses of $213,358 in connection with the acquisition and approximately $15,000, thereafter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - Exhibit 15 - Letter on unaudited financial information
         - Exhibit 27 - Financial data schedule

Forms 8-K/A - October 26, 2000 - Item 5. Other Information - Asset Purchase Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMATEC, LTD.

Dated: November 20, 2000               By: /s/ Rand Ross Schulman
                                        ---------------------------------------
                                        Rand Ross Schulman
                                        Chief Executive Officer

Dated: November 20, 2000               By: /s/ Mark Southern
                                        ---------------------------------------
                                        Mark Southern
                                        Chief Financial Officer